Form 10-Q
period 2022-06-30
Crexendo, Inc.
filed 2022-08-09
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2022 was 22,574,164.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Crexendo, Inc. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except par value and share data)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$4,876	$7,468
Trade receivables, net of allowance for doubtful accounts of $67 as of June 30, 2022 and $72 as of December 31, 2021	3,524	2,177
Contract assets	266	261
Inventories	258	231
Equipment financing receivables	477	332
Contract costs	859	648
Prepaid expenses	678	358
Income tax receivable	-	11
Other current assets	22	74
Total current assets	10,960	11,560

Long-term equipment financing receivables, net	1,025	942
Property and equipment, net	2,889	2,989
Deferred income tax assets, net	986	986
Operating lease right-of-use assets	499	570
Intangible assets, net	21,062	22,161
Goodwill	36,972	36,972
Contract costs, net of current portion	850	697
Income tax receivable, net of current portion	355	-
Other long-term assets	270	275
Total Assets	$75,868	$77,152

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$388	$476
Accrued expenses	4,605	4,904
Finance leases	107	110
Notes payable	1,836	1,873
Operating lease liabilities	352	447
Income tax payable	-	24
Contract liabilities	2,175	2,738
Total current liabilities	9,463	10,572

Contract liabilities, net of current portion	196	290
Finance leases, net of current portion	139	193
Operating lease liabilities, net of current portion	186	164
Total liabilities	9,984	11,219

Stockholders’ equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	-	-
Common stock, par value $0.001 per share - authorized 50,000,000 shares, 22,537,435 shares issued and outstanding as of June 30, 2022 and 22,054,239 shares issued and outstanding as of December 31, 2021	23	22
Additional paid-in capital	120,416	118,432
Accumulated deficit	(54,649)	(52,533)
Accumulated other comprehensive income	94	12
Total stockholders’ equity	65,884	65,933

Total Liabilities and Stockholders’ Equity	$75,868	$77,152

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service revenue	$4,556	$4,327	$8,954	$8,466
Software solutions revenue	3,598	1,012	6,866	1,012
Product revenue	692	440	1,184	808
Total revenue	8,846	5,779	17,004	10,286

Operating expenses:
Cost of service revenue	1,438	1,347	2,874	2,606
Cost of software solutions revenue	1,156	526	2,817	526
Cost of product revenue	372	286	689	511
Selling and marketing	2,771	1,897	5,355	3,176
General and administrative	2,757	2,579	6,006	4,795
Research and development	1,204	388	1,508	738
Total operating expenses	9,698	7,023	19,249	12,352

Loss from operations	(852)	(1,244)	(2,245)	(2,066)

Other income/(expense):
Interest income	-	1	-	1
Interest expense	(19)	(21)	(38)	(40)
Other income/(expense), net	(107)	1	(116)	3
Total other expense, net	(126)	(19)	(154)	(36)

Loss before income tax	(978)	(1,263)	(2,399)	(2,102)

Income tax benefit	82	260	283	384

Net loss	$(896)	$(1,003)	$(2,116)	$(1,718)

Earnings per common share:
Basic	$(0.04)	$(0.05)	$(0.09)	$(0.09)
Diluted	$(0.04)	$(0.05)	$(0.09)	$(0.09)

Weighted-average common shares outstanding:
Basic	22,456,420	19,443,777	22,347,510	18,818,085
Diluted	22,456,420	19,443,777	22,347,510	18,818,085

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(896)	$(1,003)	$(2,116)	$(1,718)
Other comprehensive income, net of tax
Foreign currency translation gain	91	1	82	1
Total other comprehensive income	91	1	82	1
Comprehensive loss	$(805)	$(1,002)	$(2,034)	$(1,717)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2022 and 2021

(Unaudited, in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2022	22,054,239	$22	$118,432	$12	$(52,533)	$65,933
Share-based compensation	-	-	1,053	-	-	1,053
Vesting of restricted stock units	103,657	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	(9)	-	(9)
Issuance of common stock for exercise of stock options	237,581	-	278	-	-	278
Taxes paid on the net settlement of stock options	-	-	(117)	-	-	(117)
Dividends declared	-	-	(111)	-	-	(111)
Net loss	-	-	-	-	(1,220)	(1,220)
Balance, March 31, 2022	22,395,477	$22	$119,535	$3	$(53,753)	$65,807
Share-based compensation	-	-	858	-	-	858
Vesting of restricted stock units	8,090	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	91	-	91
Issuance of common stock for exercise of stock options	133,868	1	136	-	-	137
Taxes paid on the net settlement of stock options	-	-	(1)	-	-	(1)
Dividends declared	-	-	(112)	-	-	(112)
Net loss	-	-	-	-	(896)	(896)
Balance, June 30, 2022	22,537,435	$23	$120,416	$94	$(54,649)	$65,884

				Accumulated
			Additional	other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2021	17,983,177	$18	$75,834	$-	$(50,088)	$25,764
Share-based compensation	-	-	282	-	-	282
Vesting of restricted stock units	14,367	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	-	-	-
Issuance of common stock for exercise of stock options	380,396	-	1,146	-	-	1,146
Taxes paid on the net settlement of stock options	-	-	(152)	-	-	(152)
Issuance of common stock in connection with a business acquisition	46,662	-	346	-	-	346
Net loss	-	-	-	-	(715)	(715)
Balance, March 31, 2021	18,424,602	$18	$77,456	$-	$(50,803)	$26,671
Share-based compensation	-	-	453	-	-	453
Vesting of restricted stock units	13,622	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	1	-	1
Issuance of common stock for exercise of stock options	18,520	1	30	-	-	31
Taxes paid on the net settlement of stock options	-	-	(3)	-	-	(3)
Issuance of common stock in connection with a business acquisition	3,097,309	3	39,059	-	-	39,062
Net loss	-	-	-	-	(1,003)	(1,003)
Balance, June 30, 2021	21,554,053	$22	$116,995	$1	$(51,806)	$65,212

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,116)	$(1,718)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,239	362
Share-based compensation	1,911	735
Non-cash operating lease amortization	(2)	(2)
Changes in assets and liabilities:
Trade receivables	(1,347)	55
Contract assets	(5)	(40)
Equipment financing receivables	(228)	94
Inventories	(27)	205
Contract costs	(364)	(49)
Prepaid expenses	(320)	(568)
Income tax receivable	(344)	(400)
Other assets	57	13
Accounts payable and accrued expenses	(387)	1,359
Income tax payable	(24)	-
Contract liabilities	(657)	(270)
Net cash used for operating activities	(2,614)	(224)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(40)	(41)
Acquisitions of assets and businesses, net of cash received	-	(10,505)
Net cash used for investing activities	(40)	(10,546)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments made on finance leases	(57)	(20)
Repayments made on notes payable	(37)	(36)
Proceeds from exercise of options	415	1,177
Dividend payments	(223)	-
Taxes paid on the net settlement of stock options and RSUs	(118)	(155)
Net cash provided by/(used for) financing activities	(20)	966
Effect of exchange rate changes on cash	82	1
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,592)	(9,803)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	7,468	17,679
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$4,876	$7,876
Cash used during the year for:
Income taxes, net	$(96)	$(15)
Interest expense	$(38)	$(40)
Supplemental disclosure of non-cash investing and financing information:
Stock issued for the acquisition of Centric Telecom	$-	$346
Contingent consideration related to the acquisition of Centric Telecom	$-	$746
Stock issued in connection with the merger with NetSapiens	$-	$16,942
Stock options issued in connection with the merger with NetSapiens	$-	$22,120
Property and equipment financed through finance leases	$-	$273
Prepaid assets financed through finance leases	$-	$14

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Significant Accounting Policies

Description of Business – Crexendo, Inc. is incorporated in the state of Nevada. As used hereafter in the notes to consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company.” Crexendo, Inc. is an award-winning premier provider of Unified Communications as a Service (UCaaS), Call Center as a Service (CCaaS), communication platform software solutions, and collaboration services designed to provide enterprise-class cloud communication solutions to any size business through our business partners, agents, and direct channels. Our solutions currently support over 2.5 end users globally and was recently recognized as the fastest growing UCaaS platform in the United States. The Company has two operating segments, which consist of cloud telecommunications services and software solutions.

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

Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the three months ended June 30, 2022 and 2021, the Company recorded foreign currency translation gains of $91,000, and $1,000, respectively, and during the six months ended June 30, 2022 and 2021, the Company recorded foreign currency gains of $82,000 and $1,000, respectively, on our statements of comprehensive income/(loss).

Cash and Cash Equivalents – We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $4,047,000 and $6,573,000, respectively.

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

Contract Costs – Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining telecommunications contracts which are recoverable. The Company capitalized contract costs in the amount of $1,709,000 and $1,345,000 at June 30, 2022 and December 31, 2021, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the three months ended June 30, 2022 and 2021, the Company amortized $286,000 and $121,000, respectively, and during the six months ended June 30, 2022 and 2021, the Company amortized $548,000 and $243,000 respectively, and there was no impairment loss in relation to the costs capitalized.

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

Research and Development – Research and development costs consist primarily of payroll and related personnel costs for the design, development, deployment, testing, operation, and enhancement of our products, services, and network. Costs incurred in the development of our products and services are expensed as incurred.

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

Significant Customers – No customer accounted for 10% or more of our total revenue for the three and six months ended June 30, 2022 and 2021. No customer accounted for 10% or more of our total trade accounts receivable as of June 30, 2022 and December 31, 2021.

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

In August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for convertible instruments. ASU 2020-06 eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. ASU 2020-06 also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. ASU 2020-06 is effective for our fiscal year beginning after December 15, 2021, including interim periods within this fiscal year. This guidance can be applied using either a modified or full retrospective approach. The Company adopted ASU 2020-06 effective January 1, 2022. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

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

Three Months Ended June 30, 2022	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$692	$-	$692
Equipment financing revenue	79	-	79
Telecommunications services	3,802	-	3,802
Fees, commissions, and other, recognized over time	413	-	413
One time fees, commissions and other	262	-	262
Software licenses	-	764	764
Software license and maintenance and support subscriptions	-	2,686	2,686
Professional services and other	-	148	148
	$5,248	$3,598	$8,846
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$954	$923	$1,877
Products, services, and fees transferred over time	4,294	2,675	6,969
	$5,248	$3,598	$8,846

Three Months Ended June 30, 2021	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$440	$-	$440
Equipment financing revenue	67	-	67
Telecommunications services	3,685	-	3,685
Fees, commissions, and other, recognized over time	428	-	428
One time fees, commissions and other	147	-	147
Software licenses	-	737	737
Software license and maintenance and support subscriptions	-	238	238
Professional services and other	-	37	37
	$4,767	$1,012	$5,779
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$536	$296	$832
Products, services, and fees transferred over time	4,231	716	4,947
	$4,767	$1,012	$5,779

Six Months Ended June 30, 2022	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$1,184	$-	$1,184
Equipment financing revenue	151	-	151
Telecommunications services	7,561	-	7,561
Fees, commissions, and other, recognized over time	846	-	846
One time fees, commissions and other	396	-	396
Software licenses	-	1,409	1,409
Software license and maintenance and support subscriptions	-	5,191	5,191
Professional services and other	-	266	266
	$10,138	$6,866	$17,004
Timing of revenue recognition
Products and fees recognized at a point in time	$1,580	$1,690	$3,270
Services and fees transferred over time	8,558	5,176	13,734
	$10,138	$6,866	$17,004

Six Months Ended June 30, 2021	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$808	$-	$808
Equipment financing revenue	135	-	135
Telecommunications services	7,277	-	7,277
Fees, commissions, and other, recognized over time	833	-	833
One time fees, commissions and other	221	-	221
Software licenses	-	737	737
Software license and maintenance and support subscriptions	-	238	238
Professional services and other	-	37	37
	$9,274	$1,012	$10,286
Timing of revenue recognition
Products and fees recognized at a point in time	$877	$296	$1,173
Services and fees transferred over time	8,397	716	9,113
	$9,274	$1,012	$10,286

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

	June 30,	December 31,
(In thousands)	2022	2021
Receivables, which are included in trade receivables, net of allowance for doubtful accounts	$3,524	$2,177
Contract assets	266	261
Contract liabilities	2,371	3,028

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	For the Six Months Ended		For the Year Ended
(In thousands)	June 30, 2022		December 31, 2021
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(2,111)	$-	$(1,137)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	1,454	-	2,937
Transferred to receivables from contract assets recognized at the beginning of the period	(89)	-	(60)	-
Increase due to additional unamortized discounts	84	-	162	-

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period from the cloud telecommunications services segment (in thousands):

	2022	2023	2024	2025	2026 and thereafter	Total
Desktop devices	$277					$277
Telecommunications services	$7,190	10,020	6,749	3,916	1,300	$29,175
Software Solutions	$4,978	4,842	2,066	779	4	$12,669
All consideration from contracts with customers is included in the amounts presented above

3. Earnings Per Common Share

Basic net income/(loss) per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the three and six months ended June 30, 2022 and 2021 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss (in thousands) (A)	$(896)	$(1,003)	$(2,116)	$(1,718)

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	22,456,420	19,443,777	22,347,510	18,818,085
Dilutive effect of stock-based awards	-	-	-	-
Diluted weighted-average outstanding shares of common stock (C)	22,456,420	19,443,777	22,347,510	18,818,085

Earnings per common share:
Basic (A/B)	$(0.04)	$(0.05)	$(0.09)	$(0.09)
Diluted (A/C)	$(0.04)	$(0.05)	$(0.09)	$(0.09)

For the three and six months ended June 30, 2022 and 2021, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net income per share because including them would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	3,304,775	1,063,004	2,300,562	781,347

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

We retained an independent third-party valuation firm to assist management in our valuation of the acquired assets and liabilities. The following table presents the final allocation of the purchase price for NetSapiens and adjustments made during the period ended December 31, 2021 (in thousands):

	Initial Valuation	Adjustments		December 31, 2021
Total purchase price	$49,062			$49,062
Cash	1,658	739	(b)	2,397
Accounts receivables	846	107	(f)	953
Prepaid expenses	57			57
Contract cost	-	105	(f)	105
Other assets	319	4	(c)	323
Property, plant & equipment	62	(2)	(c)	60
Right to use assets	551	4	(d)	555
Deferred tax assets	2,829	(2,829)	(g)	-
Intangible assets acquired (FV)	21,520	(420)	(a)	21,100
Long-term trade receivables, net of current	-	63	(f)	63
Other long-term assets	84	5	(c)	89
Total identifiable assets	27,926			25,702

Accounts payable	438	69	(c)	507
Accrued expenses	2,412	817	(b)(c)	3,229
Contract liability	1,475	732	(e) (f)	2,207
Operating lease liability	379	17	(d)	396
Direct financing liability	17	(17)	(d)	-
Contract liability, net of current portion	629	(629)	(e)	-
Direct financing liability, net of current portion	29	(29)	(d)	-
Operating lease liability, net of current portion	219	30	(d)	249
Deferred tax liability	-	5,033	(g)	5,033
Total liabilities assumed	5,598			11,621
Total goodwill	$26,734	8,247		$34,981

___________________

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

The following unaudited pro forma information presents our consolidated results of operations as if NetSapiens, Inc. had been included in our consolidated results since January 1, 2020:

	For the Six Months Ended June 30, (Unaudited, in thousands)
	2022	2021
Revenues	$17,004	$15,314
Net loss	(2,116)	(12,634)
Earnings per share	$(0.09)	$(0.65)

The unaudited pro forma financial information is presented for informational purposes only, and may not necessarily reflect the Company’s future results of operations or what the results of operations would have been had the Company owned and operated NetSapiens, Inc. as of January 1, 2021.

Acquisition related expenses incurred by us in connection with the NetSapiens acquisition are recorded within general and administrative expenses in our consolidated statements of operations and totaled $0 and $377,000 for the three months ended June 30, 2022 and 2021, respectively and $23,000 and $1,011,000 for the six months ended June 30, 2022 and 2021, respectively.

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

We retained an independent third-party valuation firm to assist management in our valuation of the acquired assets and liabilities. The following table presents the final allocation of the purchase price for Centric Telecom and adjustments made during the period ended December 31, 2021 (in thousands):

	Initial Valuation	Adjustments		December 31, 2021
Total purchase price	$3,255			$3,255
Cash	7			7
Accounts receivables	122			122
Prepaid expenses	4			4
Inventory	12			12
Other assets	12			12
Property, plant & equipment	57			57
Right to use assets	134			134
Intangible assets acquired (FV)	2,238	(38)	(a)	2,200
Other long-term assets	44			44
Total identifiable assets	2,630			2,592

Accounts payable	26			26
Accrued expenses	187	8	(b)	195
Contract liability	147			147
Operating lease liability	118	16	(c )	134
Direct financing liability	20			20
Deferred tax liability	-	534	(d)	534
Total liabilities assumed	498			1,056
Total goodwill	$1,123	596		$1,719

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

Acquisition related expenses incurred by us in connection with the Centric Telecom acquisition are recorded within general and administrative expenses in our consolidated statements of operations and totaled $0 and $0 for the three months ended June 30, 2022 and 2021, respectively and $0 and $50,000 for the six months ended June 30, 2022 and 2021, respectively.

5. Trade Receivables, net

Our trade receivables balance consists of traditional trade receivables. Below is an analysis of our trade receivables as shown on our balance sheet (in thousands):

	June 30,	December 31,
	2022	2021
Gross trade receivables	$3,591	$2,249
Less: allowance for doubtful accounts	(67)	(72)
Trade receivables, net	$3,524	$2,177

Current trade receivables, net	$3,524	$2,177
Long-term trade receivables, net	-	-
Trade receivables, net	$3,524	$2,177

6. Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid corporate insurance	$234	$90
Prepaid software services and support	271	160
Prepaid employee insurance premiums	2	9
Prepaid Nasdaq listing fee	15	15
Other prepaid expenses	156	84
Total prepaid expenses	$678	$358

7. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Building	$2,000	$2,000
Land	500	500
Computer and office equipment	1,888	1,854
Computer software	576	576
Internal-use software	14	14
Furniture and fixtures	75	75
Vehicles	74	74
Leasehold improvements	7	7
Building Improvments	5	-
Less: accumulated depreciation	(2,250)	(2,111)
Total property and equipment, net	2,889	2,989

Depreciation and amortization expense is included in general and administrative expenses and totaled $70,000 and $51,000 for the three months ended June 30, 2022 and 2021, respectively and $140,000 and $94,000 for the six months ended June 30, 2022 and 2021, respectively.

8. Intangible Assets and Goodwill

Acquired intangible assets subject to amortization consist of the following (in thousands):

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$19,073	$(2,216)	$16,857	$19,073	$(1,619)	$17,454
Developed technologies	4,900	(969)	3,931	4,900	(528)	4,372
Trademark and trade names	400	(126)	274	400	(65)	335
Total acquired intangible assets	$24,373	$(3,311)	$21,062	$24,373	$(2,212)	$22,161

As of June 30, 2022, the weighted average remaining useful life for customer relationships was 14.6 years and developed technologies was 4.9 years and trademarks and trade names was 2.9 years.

Amortization expense for customer relationships intangible assets is included in sales and marketing expenses and totaled $299,000 and $120,000 for the three months ended June 30, 2022 and 2021, respectively and $597,000 and $177,000 for the six months ended June 30, 2022 and 2021, respectively. Amortization expense for developed technologies intangible assets is included in cost of software solutions revenue and totaled $221,000 and $0 for the three months ended June 30, 2022 and 2021, respectively and $441,000 and $,0 for the six months ended June 30, 2022 and 2021, respectively. Amortization expense for trademark and trade name intangible assets is included in general and administrative expenses and totaled $30,000 and $0 for the three months ended June 30, 2022 and 2021, respectively and $61,000 and $0 for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022, annual amortization of definite lived intangible assets, based on existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Year ending December 31,
2022 remaining	$1,099
2023	2,147
2024	2,057
2025	1,929
2026	1,750
Thereafter	12,080
Total	$21,062

The following table provides a summary of changes in the carrying amounts of goodwill (in thousands):

Goodwill
Balance at December 31, 2021	$36,972
Additions	-
Balance at June 30, 2022	$36,972

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued wages and benefits	$1,249	$1,188
Accrued accounts payable	793	609
Accrued sales and telecommunications taxes	2,041	2,487
Product warranty liability	60	50
Other	462	570
Total accrued expenses	$4,605	$4,904

The changes in aggregate product warranty liabilities for the year ended December 31, 2021 and the six months ended June 30, 2022 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2021	$33
Accrual for warranties	50
Adjustments related to pre-existing warranties	1
Warranty settlements	(34)
Balance at December 31, 2021	50
Accrual for warranties	28
Warranty settlements	(18)
Balance at June 30, 2022	$60

Product warranty expense is included in cost of product revenue expense and totaled $17,000 and $8,000 for the three months ended June 30, 2022 and 2021, respectively and $28,000 and $15,000 for the six months ended June 30, 2022 and 2021, respectively.

10. Notes Payable

Notes payable consists of a short and long-term financing arrangements:

	June 30,	December 31,
	2022	2021
Notes payable	$1,836	$1,873
Less: current notes payable	(1,836)	(1,873)
Notes payable, net of current portion	$-	$-

On January 27, 2020, we entered into a Fixed Rate Term Loan Agreement with Bank of America, N.A. to finance Two Million Dollars ($2,000,000) to purchase our corporate office building. The Loan Agreement has a term of seven (7) years with monthly payments of Eleven Thousand Eight Hundred Forty-One and 15/100 Dollars ($11,841.15), including interest at 3.67%, beginning on March 1, 2020, secured by the office building. At December 31, 2021 and at June 30, 2022, we were in default of our basic fixed charge coverage ratio and we have classified the note payable as current on our balance sheet.

As of June 30, 2022, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2022 remaining	$1,836
2023	-
2024	-
2025	-
2026	-
Thereafter	-
Total	$1,836

11. Fair Value Measurements

We have financial instruments as of June 30, 2022 and December 31, 2021 for which the fair value is summarized below (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$3,524	$3,524	$2,177	$2,177
Equipment financing receivables	1,502	1,502	1,274	1,274
Liabilities:
Finance lease obligations	$246	$246	$303	$303
Notes payable	1,836	1,836	1,873	1,873

We have no liabilities for which fair value is recognized in the balance sheet on a recurring basis as of June 30, 2022 and December 31, 2021.

In January 2021, the Company recorded $746,000 of contingent consideration in connection with the Centric Telecom business acquisition, to be paid based on the completion of the earn-out period. Upon completion of the earn-out period in October 2021, the Company paid out $746,000 of contingent consideration and additional consideration of $126,000 based on revenue target achievements, which was recorded as general and administrative expenses for the year ended December 31, 2021. The progression of the Company’s Level 3 instruments fair valued on a recurring basis for the year ended December 31, 2021 and the six months ended June 30, 2022 are shown in the table below (in thousands):

Asset and Business Acquisition Contingent Consideration
Balance at January 1, 2021	$-
Additions	746
Cash payments	(746)
Balance at December 31, 2021	$-
Additions	-
Cash payments	-
Balance at June 30, 2022	$-

12. Income Taxes

Our effective tax rate for the three months ended June 30, 2022 and 2021 was (8.4%) and (20.6%), respectively, which resulted in an income tax benefit of $82,000 and $260,000, respectively. Our effective tax rate for the six months ended June 30, 2022 and 2021 was (11.8%) and (18.3%), respectively, which resulted in an income tax benefit of $283,000 and $384,000, respectively.

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

We leased office space in McLean, Virginia under a non-cancelable operating lease agreement that expired on July 31, 2021. The operating lease contained customary escalation clauses. Rental expense for the three months ended June 30, 2022 and 2021 was approximately $0 and $20,000 respectively, and for the six months ended June 30, 2022 and 2021 was $0 and $37,000, respectively.

We currently lease office space in Reston, Virginia under a non-cancelable operating lease agreement that expires in 2025. The operating lease contains customary escalation clauses. Rental expense for the three months ended June 30, 2022 and 2021 was approximately $12,000 and $0, respectively and for the six months ended June 30, 2022 and 2021 was $24,000 and $0, respectively.

We currently lease office space in La Jolla, California under a non-cancelable operating lease agreement that expires in 2022. The operating lease contains customary escalation clauses. Rental expense for the three months ended June 30, 2022 and 2021 was approximately $90,000 and $30,000, respectively and for the six months ended June 30, 2022 and 2021 was $180,000 and $30,000 respectively.

We currently lease other assets under multiple operating leases. The leases expire on various dates through 2024 and the interest rates range from 1.37% to 13.00%. The expense is included in cost of product expenses and totaled approximately $19,000 and $17,000 for the three months ended June 30, 2022 and 2021, respectively and for the six months ended June 30, 2022 and 2021 was $38,000 and $28,000, respectively.

We currently lease data center colocation space in Grand Rapids, Michigan, Las Vegas, Nevada and Dallas, Texas under non-cancelable operating lease agreements that expire in 2024. Rental expense for the three months ended June 30, 2022 and 2021 was approximately $33,000 and $6,000, respectively and for the six months ended June 30, 2022 and 2021 was $71,000 and $6,000, respectively.

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company leases equipment and support under finance lease agreements which extends through 2026. The Company also leases three vehicles under financing agreements. One vehicle lease ended in 2021 and two vehicle leases extend through 2022. The outstanding balance for finance leases was $254,000 and $311,000 as of June 30, 2022 and December 31, 2021, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $486,000 and $486,000 as of June 30, 2022 and December 31, 2021, respectively. Related accumulated depreciation totaled $213,000 and $167,000 as of June 30, 2022 and December 31, 2021, respectively. The $40,000 in support contracts were classified as a prepaid expense and are being amortized over the service period of 3 years. One support contract expired in January 2021 and the other expires in June 2024. Amortization expense is included in general and administrative expenses and totaled $1,000 and $0 for the three months ended June 30, 2022 and 2021, respectively and $2,000 and $0 for the six months ended June 30, 2022 and 2021, respectively. The interest rates on the finance lease obligations range from 1.37% and 15.74% and interest expense was $2,000 and $2,000 for the three months ended June 30, 2022 and 2021, respectively and $4,000 and $4,000 for the six months ended June 30, 2022 and 2021, respectively.

The maturity of operating leases and finance lease liabilities as of June 30, 2022 are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2022 remaining	$272	$55
2023	115	98
2024	95	77
2025	-	22
2026	-	3
Total minimum lease payments	482	254
Less: amount representing interest	(12)	(9)
Present value of minimum lease payments	$470	$246

Lease term and discount rate	June 30, 2022
Weighted-average remaining lease term (years)
Operating leases	1.5
Finance leases	2.5
Weighted-average discount rate
Operating leases	7.0%
Finance leases	2.7%

Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$283
Operating cash flows from finance leases	6
Financing cash flows from finance leases	(57)

Lessor Accounting

Lessor accounting remained substantially unchanged with the adoption of ASC Topic 842. Crexendo offers its customers lease financing for the lease of our cloud telecommunication equipment (IP or cloud telephone desktop devices). We account for these transactions as sales-type leases. The vast majority of our leases that qualify as sales-type leases are non-cancelable and include cancellation penalties approximately equal to the full value of the lease receivables. Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases. Operating lease revenue is classified as product revenue and totaled $72,000 and $52,000 for the three months ended June 30, 2022 and 2021, respectively and $131,000 and $95,000 for the six months ended June 30, 2022 and 2021, respectively. Revenue from sales-type leases is recognized upon installation and the interest portion is deferred and recognized as earned. Revenue from operating leases is recognized ratably over the applicable service period.

Equipment finance receivables arising from the rental of our cloud telecommunications equipment through sales-type leases, were as follows (in thousands):

	June 30,	December 31,
	2022	2021
Gross financing receivables	$2,129	$1,822
Less: unearned income	(627)	(548)
Financing receivables, net	1,502	1,274
Less: current portion of finance receivables, net	(477)	(332)
Finance receivables due after one year	$1,025	$942

Future minimum lease payments as of June 30, 2022, consisted of the following:

Year ending December 31,	Lease Receivables
2022, remaining	$420
2023	755
2024	564
2025	277
2026	113
Thereafter	-
Gross equipment financing receivables	2,129
Less: unearned income	(627)
Equipment financing receivables, net	$1,502

14. Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, the Company may be involved in a variety of claims, lawsuits, investigations, and other proceedings, including patent infringement claims, employment litigation, regulatory compliance matters, and contractual disputes, that can arise in the normal course of the Company’s operations. The Company recognizes a provision when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts the amount of the provision to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. As of June 30, 2022, the Company does not have a recorded liability for estimated losses. Legal costs are expensed as incurred.

15. Segment Reporting

Our chief operating decision maker (our Chief Executive Officer) reviews our financial information presented on an operating segment basis for purposes of allocating resources and evaluating our financial performance. Following the merger with NetSapiens, Inc., the Company reorganized into two operating segments, a software solutions operating segment and a cloud telecommunications services operating segment. The cloud telecommunications services segment generates revenue from selling cloud telecommunication services, products, and other internet services. The software solutions segment generates revenue from selling perpetual software licenses and software subscriptions, subscription maintenance and support, and professional services. The Company has two reportable operating segments, which consist of cloud telecommunications services and software solutions. Segment revenue, income/(loss) from operations, other income/(expense) and income/(loss) before income tax provision are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Cloud telecommunications services	$5,248	$4,767	$10,138	$9,274
Software solutions	3,598	1,012	6,866	1,012
Consolidated revenue	8,846	5,779	17,004	10,286

Loss from operations:
Cloud telecommunications services	(543)	(929)	(1,597)	(1,751)
Software solutions	(309)	(315)	(648)	(315)
Total operating loss	(852)	(1,244)	(2,245)	(2,066)
Other expense, net:
Cloud telecommunications services	(17)	(19)	(35)	(36)
Software solutions	(109)	-	(119)	-
Total other expense, net	(126)	(19)	(154)	(36)
Loss before income tax provision:
Cloud telecommunications services	(560)	(948)	(1,632)	(1,787)
Software solutions	(418)	(315)	(767)	(315)
Loss before income tax provision	$(978)	$(1,263)	$(2,399)	$(2,102)

Depreciation and amortization for the cloud telecommunications services segment was $115,000 and $49,000 for the three months ended June 30, 2022 and 2021, respectively and $230,000 and $93,000 for the six months ended June 30, 2022 and 2021, respectively. Depreciation and amortization for the software solutions segment was $505,000 and $2,000 for the three months ended June 30, 2022 and 2021, respectively and $1,009,000 and $2,000 for the six months ended June 30, 2022 and 2021, respectively.

Interest income for the cloud telecommunications services segment was $0 and $1,000 for the three months ended June 30, 2022 and 2021, respectively and $0 and $1,000 for the six months ended June 30 2022 and 2021, respectively. Interest income for the software solutions segment was $0 for the three and six months ended June 30, 2022 and 2021, respectively.

Interest expense for the cloud telecommunications services segment was $19,000 and $21,000 for the three months ended June 30, 2022 and 2021, respectively and $38,000 and $40,000 for the six months ended June 30, 2022 and 2021, respectively.  Interest expense for the software solutions segment was $0 for the three and six months ended June 30, 2022 and 2021, respectively

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2020 Form 10-K”) filed with the SEC and the Condensed Consolidated Financial Statements and notes thereto included in the 2022 Form 10-Qs and elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

OVERVIEW

Crexendo, Inc. is an award-winning premier provider of Unified Communications as a Service (UCaaS), Call Center as a Service (CCaaS), communication platform software solutions, and collaboration services designed to provide enterprise-class cloud communication solutions to any size business through our business partners, agents, and direct channels. Our solutions currently support over 2.5 million end users globally and was recently recognized as the fastest growing UCaaS platform in the United States. By providing a variety of comprehensive and scalable solutions, we are able to cater to businesses of all sizes on a monthly subscription basis without the need for expensive capital investments, regardless of where their business is in its lifecycle. Our products and services can be categorized in the following offerings:

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

OUR SERVICES AND PRODUCTS

Our solutions currently support over 2.5 million end users globally and was recently recognized as the fastest growing UCaaS platform in the United States. By providing a variety of comprehensive and scalable solutions, we are able to cater to businesses of all sizes on a monthly subscription basis without the need for expensive capital investments, regardless of where their business is in its lifecycle. Our products and services can be categorized in the following offerings:

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

Software Solutions – Our software solutions offering provides a comprehensive suite of unified communications (UC), video conferencing, collaboration & contact center solutions to over 200 service providers, servicing over 2.5 million users around the globe. Our platform enables its service provider partners to customize packages with unprecedented levels of flexibility, profitability, and ease of use.

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

Results of Consolidated Operations (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service revenue	$4,556	$4,327	$8,954	$8,466
Software solutions revenue	3,598	1,012	6,866	1,012
Product revenue	692	440	1,184	808
Total revenue	$8,846	$5,779	$17,004	$10,286
Loss before income taxes	(978)	(1,263)	(2,399)	(2,102)
Income tax benefit	82	260	283	384
Net loss	(896)	(1,003)	(2,116)	(1,718)
Basic earnings per share	$(0.04)	$(0.05)	$(0.09)	$(0.09)
Diluted earnings per share	$(0.04)	$(0.05)	$(0.09)	$(0.09)

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Total Revenue

Total revenue consists of service revenue, software solutions revenue and product revenue. The following table reflects our total revenue for the three months ended June 30, 2022, compared to the three months ended June 30, 2021:

	Three Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Total revenue	$8,846	$5,779	$3,067	53%

The increase in total revenue is due to an increase in service revenue of $229,000, an increase in software solutions revenue of $2,586,000, and an increase in product revenue of $252,000.

Loss Before Income Taxes

The following table reflects our loss before income taxes for the three months ended June 30, 2022, compared to the three months ended June 30, 2021:

	Three Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Loss before income taxes	$(978)	$(1,263)	$285	-23%

The decrease in loss before income tax is primarily due to an increase in revenue of $3,067,000, offset by an increase in operating expenses of $2,675,000 and an increase in other expense of $107,000. The increase in operating expenses is primarily related to increases in salaries and benefits, stock compensation expense and three months of software solutions operating expenses compared to one month in the prior period.

Income Tax Benefit

The following table reflects our income tax benefit for the three months ended June 30, 2022, compared to the three months ended June 30, 2021:

	Three Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Income tax benefit	$82	$260	$(178)	-68%

We had an income tax benefit of $82,000 for the three months ended June 30, 2022 compared to an income tax benefit of $260,000 for the three months ended June 30, 2021. We had a loss before income tax for the three months ended June 30, 2022 and 2021 of $(896,000) and $(1,263,000), respectively.

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Total Revenue

Total revenue consists of service revenue, software solutions revenue and product revenue. The following table reflects our service revenue for the six months ended June 30, 2022, compared to the six months ended June 30, 2021:

	Six Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Total revenue	$17,004	$10,286	$6,718	65%

The increase in total revenue is due to an increase in service revenue of $488,000, an increase in software solutions revenue of $5,854,000, and an increase in product revenue of $376,000.

Loss Before Income Taxes

The following table reflects our loss before income taxes for the six months ended June 30, 2022, compared to the six months ended June 30, 2021:

	Six Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Income/(loss) before income taxes	$(2,399)	$(2,102)	$(297)	14%

The increase in the loss before income tax is primarily due to an increase in revenue of $6,718,000, offset by an increase in operating expenses of $6,897,000 and an increase in other expense of $118,000. The increase in operating expenses is primarily related to increases in salaries and benefits, stock compensation expense, and six months of software solutions operating expenses compared to one month in the prior period.

Income Tax Benefit

The following table reflects our income tax benefit for the six months ended June 30, 2022, compared to the six months ended June 30, 2021:

	Six Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Income tax benefit	$283	$384	$(101)	-26%

We had an income tax benefit of $283,000 for the six months ended June 30, 2022 compared to an income tax benefit of $384,000 for the six months ended June 30, 2021. We had a loss before income tax for the six months ended June 30, 2022 and 2021 of $(2,399,000) and $(2,102,000), respectively.

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

In our August 9, 2022 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income/(loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income/(loss), EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income/(loss), EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income/(loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Income

(Unaudited, in thousands, except for per share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
U.S. GAAP net loss	$(896)	$(1,003)	$(2,116)	$(1,718)
Share-based compensation	858	453	1,911	735
Acquisition related expenses	-	377	23	1,061
Amortization of intangible assets	550	210	1,099	267
Non-GAAP net income	$512	$37	$917	$345

Non-GAAP earnings per common share:
Basic	$0.02	$0.00	$0.04	$0.02
Diluted	$0.02	$0.00	$0.04	$0.02

Weighted-average common shares outstanding:
Basic	22,456,420	19,443,777	22,347,510	18,818,085
Diluted	25,278,052	21,646,930	25,582,196	20,577,660

Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
U.S. GAAP net loss	$(896)	$(1,003)	$(2,116)	$(1,718)
Depreciation and amortization	620	261	1,239	362
Interest expense	19	21	38	40
Interest and other expense/(income)	107	(2)	116	(4)
Income tax benefit	(82)	(260)	(283)	(384)
EBITDA	(232)	(983)	(1,006)	(1,704)
Acquisition related expenses	-	377	23	1,061
Share-based compensation	858	453	1,911	735
Adjusted EBITDA	$626	$(153)	$928	$92

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

Operating Results of our Cloud Telecommunications Services Segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Cloud Telecommunications Services	2022	2021	2022	2021
Service revenue	$4,556	$4,327	$8,954	$8,466
Product revenue	692	440	1,184	808
Total revenue	$5,248	$4,767	$10,138	$9,274
Operating expenses:
Cost of service revenue	$1,438	$1,347	$2,874	$2,606
Cost of product revenue	372	286	689	511
Selling and marketing	1,678	1,508	3,259	2,787
General and administrative	1,993	2,167	4,299	4,383
Research and development	310	388	614	738
Total operating expenses	5,791	5,696	11,735	11,025
Operating loss	(543)	(929)	(1,597)	(1,751)
Other expense	(17)	(19)	(35)	(36)
Loss before tax benefit	$(560)	$(948)	$(1,632)	$(1,787)

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, administrative fees, website hosting, and web management services. The following table reflects our service revenue for the three months ended June 30, 2022, compared to the three months ended June 30, 2021:

	Three Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Service revenue	$4,556	$4,327	$229	5%

The increase in service revenue is due to an increase in telecommunications services of $117,000, an increase in one-time fees, commissions and other of $115,000, and an increase in sales-type lease interest of $12,000, offset by a decrease in fees, commissions, and other, recognized over time of $15,000, A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third-party equipment. The following table reflects our product revenue for the three months ended June 30, 2022, compared to the three months ended June 30, 2021:

	Three Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Product revenue	$692	$440	$252	57%

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

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2022 and 2021. Backlog increased 8%, or $2,224,000 to $29,452,000 as of June 30, 2022 as compared to $27,227,000 as of June 30, 2021. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of April 1, 2022 and 2021, and June 30, 2022 and 2021, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of April 1, 2022	$29,973
Cloud Telecommunications backlog as of June 30, 2022	$29,452

Cloud Telecommunications backlog as of April 1, 2021	$27,766
Cloud Telecommunications backlog as of June 30, 2021	$27,227

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, customer support salaries, wages and benefits, and share-based compensation. The following table reflects our cost of service revenue for the three months ended June 30, 2022, compared to the three months ended June 30, 2021:

	Three Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Cost of service revenue	$1,438	$1,347	$91	7%

The increase in cost of service revenue was primarily due to added headcount related to our increase in revenue and company-wide salary increases resulting in $177,000 in additional costs, an increase of $60,000 for third party installation services, outsourced customer support, and assistance in the migration of our customers to our VIP platform, and an increase in other cost of service revenue of $3,000, offset by a $151,000 decrease in third-party telecommunications carrier costs.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the three months ended June 30, 2022, compared to the three months ended June 30, 2021:

	Three Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Cost of product revenue	$372	$286	$86	30%

The increase is primarily due to an increase in product revenue.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries and benefits, share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the three months ended June 30, 2022, compared to the three months ended June 30, 2021:

	Three Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Selling and marketing	$1,678	$1,508	$170	11%

The increase in selling and marketing expense is due to an increase in salaries, wages and benefits of $84,000 related to expansion of our sales team, an increase in travel related costs and tradeshows of $61,000, an increase in commission expense of $49,000 directly related to the increase in revenue, and an increase in $9,000 of other sales and marketing expense, offset by a decrease in sales leads and marketing material costs of $33,000, primarily related to the cost incurred in the second quarter of 2021 for marketing our new VIP platform.

General and Administrative

General and administrative expenses consist of salaries, wages and benefits, share-based compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, depreciation, amortization of intangibles, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended June 30, 2022, compared to the three months ended June 30, 2021:

	Three Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
General and administrative	$1,993	$2,167	$(174)	-8%

The decrease in general and administrative expenses is primarily due to a decrease in acquisition related expenses of $369,000, related to the 2021 acquisitions of Centric Telecom and NetSapiens and a decrease in other general and administrative expense of $39,000, offset by an increase in administrative salaries, wages, and benefits of $234,000 related to an increase in headcount and company-wide salary increases.

Research and Development

Research and development expenses primarily consist of salaries, wages and benefits, share-based compensation, and outsourced engineering services related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the three months ended June 30, 2022, compared to the three months ended June 30, 2021:

	Three Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Research and development	$310	$388	$(78)	-20%

The decrease in research and development expenses is primarily related to a decrease in salaries, wages and benefits of $42,000, and a decrease in costs for maintenance on our mobile applications and other development costs of $36,000.

Other Expense

Other expense primarily relates to interest expense and net foreign exchange gains or losses, offset by credit card cash back rewards. The following table reflects our other expense for the three months ended June 30, 2022, compared to the three months ended June 30, 2021:

	Three Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Other expense	$(17)	$(19)	$2	-11%

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, administrative fees, website hosting, and web management services. The following table reflects our service revenue for the six months ended June 30, 2022, compared to the six months ended June 30, 2021:

	Six Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Service revenue	$8,954	$8,466	$488	6%

The increase in service revenue is due to an increase in telecommunications service revenue of $284,000, an increase in one time fees, commissions and other of $175,000, an increase in fees, commissions, and other, recognized over time of $13,000, and an increase in sales-type lease interest of $16,000. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third-party equipment. The following table reflects our product revenue for the six months ended June 30, 2022, compared to the six months ended June 30, 2021:

	Six Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Product revenue	$1,184	$808	$376	47%

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

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2022 and 2021. Backlog increased 8%, or $2,224,000 to $29,452,000 as of June 30, 2022 as compared to $27,227,000 as of June 30, 2021. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of January 1, 2022 and 2021, and June 30, 2022 and 2021, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of January 1, 2022	$30,190
Cloud Telecommunications backlog as of June 30, 2022	$29,452

Cloud Telecommunications backlog as of January 1, 2021	$28,551
Cloud Telecommunications backlog as of June 30, 2021	$27,227

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, customer support salaries, wages and benefits, and share-based compensation. The following table reflects our cost of service revenue for the six months ended June 30, 2022, compared to the six months ended June 30, 2021:

	Six Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Cost of service revenue	$2,874	$2,606	$268	10%

The increase in cost of service revenue was primarily due to added headcount related to our increase in revenue and company-wide salary increases resulting in $348,000 in additional costs, an increase in $117,000 for third party installation services, outsourced customer support, and assistance in the migration of our customers to our VIP platform, and an increase in other cost of service revenue of $18,000, offset by a $216,000 decrease in telecommunication carrier costs as we’ve eliminated costs by migrating customers to our VIP platform and as we’ve switched to lower cost telecommunication carriers.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the six months ended June 30, 2022, compared to the six months ended June 30, 2021:

	Six Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Cost of product revenue	$689	$511	$178	35%

The increase is primarily due to an increase in product revenue.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries and benefits, share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the six months ended June 30, 2022, compared to the six months ended June 30, 2021:

	Six Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Selling and marketing	$3,259	$2,787	$472	17%

The increase in selling and marketing expense is due to an increase in salaries, wages and benefits of $278,000 related to expansion of our sales team, an increase in travel related costs and tradeshows of $131,000, and an increase in commission expense of $72,000 directly related to the increase in revenue, offset by a decrease in other selling and marketing expenses of $9,000.

General and Administrative

General and administrative expenses consist of salaries, wages and benefits, share-based compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, depreciation, amortization of intangibles, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the six months ended June 30, 2022, compared to the six months ended June 30, 2021:

	Six Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
General and administrative	$4,299	$4,383	$(84)	-2%

The decrease in general and administrative expenses is primarily due to a decrease in acquisition related expenses of $1,041,000, related to the 2021 acquisitions of Centric Telecom and NetSapiens, offset by an increase in administrative salaries, wages and benefits of $850,000 related to an increase in share-based compensation as a result of a company-wide employee retention grant, an increase in headcount, and company-wide salary increases, an increase in telecommunication fees of $34,000, and an increase in other general and administrative expenses of $73,000.

Research and Development

Research and development expenses primarily consist of salaries, wages and benefits, share-based compensation, and outsourced engineering services related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the six months ended June 30, 2022, compared to the six months ended June 30, 2021:

	Six Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Research and development	$614	$738	$(124)	-17%

The decrease in research and development expenses is primarily related to a decrease in salaries, wages and benefits of $69,000, and a decrease in costs for maintenance on our mobile applications and other development costs of $58,000, offset by a $3,000 increase in product testing expense.

Other Expense

Other expense primarily relates to interest expense and net foreign exchange gains or losses, offset by credit card cash back rewards. The following table reflects our other expense for the six months ended June 30, 2022, compared to the six months ended June 30, 2021:

	Six Months Ended June 30,
	2022	2022	Dollar Change	Percent Change
Other expense	$(35)	$(36)	$1	-3%

Operating Results of Software Solutions segment (in thousands):

In connection with the merger with NetSapiens, Inc., on June 1, 2021, the following Software Solutions operating segment was created. The operating results for the Software Solutions segment are included in our consolidated results of operations from the acquisition date of June 1, 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
Software Solutions	2022	2021	2022	2021
Software solutions revenue	$3,598	$1,012	$6,866	$1,012
Operating expenses:
Cost of software solutions revenue	1,156	526	2,817	526
Selling and marketing	1,093	389	2,096	389
General and administrative	764	412	1,707	412
Research and development	894	-	894	-
Total operating expenses	3,907	1,327	7,514	1,327
Operating loss	(309)	(315)	(648)	(315)
Other expense	(109)	-	(119)	-
Loss before tax benefit	$(418)	$(315)	$(767)	$(315)

Three months ended June 30, 2022 compared to three months ended June 30, 2021

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, and professional services. Software licenses are billed by the number of concurrent sessions a Partner has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fixes, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training and implementation as well as custom mobile branding. The following table reflects our service revenue for the three months ended June 30, 2022, compared to the three months ended June 30, 2021:

	Three Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Software solutions revenue	$3,598	$1,012	$2,586	256%

The increase is primarily related to three months of revenue for the three months ended June 30, 2022, compared to only one month of revenue for the three months end June 30, 2021, due to the June 1, 2021 acquisition date.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2022 and 2021. Backlog increased 100%, to $12,669,000 as of June 30, 2022 as compared to $0 as of June 30, 2021 as a result of our June 1, 2021 acquisition. Below is a table which displays the software solutions segment revenue backlog as of January 1, 2022 and 2021, and June 30, 2022 and 2021, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Software solutions backlog as of April 1, 2022	$13,054
Software solutions backlog as of June 30, 2022	$12,669

Software solutions backlog as of April 1, 2021	$-
Software solutions backlog as of June 30, 2021	$-

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries, wages and benefits, share-based compensation, amortization expense related to the technology, cost of Data Center hosting, third-party software modules and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the three months ended June 30, 2022, compared to the three months ended June 30, 2021:

	Three Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Cost of software solutions revenue	$1,156	$526	$630	120%

The increase in cost of service revenue is primarily related to the reclassification of research and development expenses out of cost of service revenue after carefully reviewing operating expenses that qualify as research and development operating expenses. Additionally, three months of costs for the three months ended June 30, 2022, compared to only one month of costs for the three months end June 30, 2021, due to the June 1, 2021 acquisition date.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries, wages and benefits, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the three months ended June 30, 2022, compared to the three months ended June 30, 2021:

	Three Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Selling and marketing	$1,093	$389	$704	181%

The increase in selling and marketing expenses is primarily related to three months of expenses for the three months ended June 30, 2022, compared to only one month of expenses for the three months end June 30, 2021, due to the June 1, 2021 acquisition date.

General and Administrative

General and administrative expenses consist of salaries, wages and benefits for executives, share-based compensation, administrative personnel, amortization of intangible asset related to customer lists, legal, rent, equipment, accounting and other professional services, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended June 30, 2022, compared to the three months ended June 30, 2021:

	Three Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
General and administrative	$764	$412	$352	85%

The increase in general and administrative expenses is primarily related to three months of expenses for the three months ended June 30, 2022, compared to only one month of expenses for the three months end June 30, 2021, due to the June 1, 2021 acquisition date.

Research and Development

Research and development expenses primarily consist of salaries, wages and benefits, share-based compensation, and outsourced engineering services related to the development of our software solutions. The following table reflects our research and development expenses for the three months ended June 30, 2022, compared to the three months ended June 30, 2021:

	Three Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Research and development	$894	$-	$894	-

The increase in research and development expenses is primarily related to the reclassification of research and development expenses out of cost of service revenue after carefully reviewing operating expenses that qualify as research and development operating expenses.

Other Expense

Other expense primarily relates to interest expense and net foreign exchange gains or losses. The following table reflects our other expense for the three months ended June 30, 2022, compared to the three months ended June 30, 2021:

	Three Months Ended June 30,
	2022	2022	Dollar Change	Percent Change
Other expense	$(109)	$-	$(109)	-

Six months ended June 30, 2022 compared to six months ended June 30, 2021

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, and professional services. Software licenses are billed by the number of concurrent sessions a Partner has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fixes, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training and implementation as well as custom mobile branding. The following table reflects our service revenue for the six months ended June 30, 2022, compared to the six months ended June 30, 2021:

	Six Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Software solutions revenue	$6,866	$1,012	$5,854	578%

The increase is primarily related to six months of revenue for the six months ended June 30, 2022, compared to only one month of revenue for the six months end June 30, 2021, due to the June 1, 2021 acquisition date.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2022 and 2021. Backlog increased 100%, to $12,669,000 as of June 30, 2022 as compared to $0 as of June 30, 2021 as a result of our June 1, 2021 acquisition. Below is a table which displays the software solutions segment revenue backlog as of January 1, 2022 and 2021, and June 30, 2022 and 2021, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Software solutions backlog as of January 1, 2022	$13,034
Software solutions backlog as of June 30, 2022	$12,669

Software solutions backlog as of January 1, 2021	$-
Software solutions backlog as of June 30, 2021	$-

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries, wages and benefits, share-based compensation, amortization expense related to the technology, cost of Data Center hosting, third-party software modules and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the six months ended June 30, 2022, compared to the six months ended June 30, 2021:

	Six Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Cost of software solutions revenue	$2,817	$526	$2,291	436%

The increase in cost of service revenue is primarily related to the reclassification of research and development expenses out of cost of service revenue after carefully reviewing operating expenses that qualify as research and development operating expenses. Additionally, six months of costs for the six months ended June 30, 2022, compared to only one month of costs for the six months end June 30, 2021, due to the June 1, 2021 acquisition date.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries, wages and benefits, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the six months ended June 30, 2022, compared to the six months ended June 30, 2021:

	Six Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Selling and marketing	$2,096	$389	$1,707	439%

The increase in selling and marketing expenses is primarily related to six months of expenses for the six months ended June 30, 2022, compared to only one month of expenses for the six months end June 30, 2021, due to the June 1, 2021 acquisition date.

General and Administrative

General and administrative expenses consist of salaries, wages and benefits for executives, share-based compensation, administrative personnel, amortization of intangible asset related to customer lists, legal, rent, equipment, accounting and other professional services, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the six months ended June 30, 2022, compared to the six months ended June 30, 2021:

	Six Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
General and administrative	$1,707	$412	$1,295	314%

The increase in general and administrative expenses is primarily related to six months of expenses for the six months ended June 30, 2022, compared to only one month of expenses for the six months end June 30, 2021, due to the June 1, 2021 acquisition date.

Research and Development

Research and development expenses primarily consist of salaries, wages and benefits, share-based compensation, and outsourced engineering services related to the development of our software solutions. The following table reflects our research and development expenses for the six months ended June 30, 2022, compared to the six months ended June 30, 2021:

	Six Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Research and development	$894	$-	$894	-

The increase in research and development expenses is primarily related to the reclassification of research and development expenses out of cost of service revenue after carefully reviewing operating expenses that qualify as research and development operating expenses.

Other Expense

Other expense primarily relates to interest expense and net foreign exchange gains or losses. The following table reflects our other expense for the six months ended June 30, 2022, compared to the six months ended June 30, 2021:

	Six Months Ended June 30,
	2022	2022	Dollar Change	Percent Change
Other expense	$(119)	$-	$(119)	-

Liquidity and Capital Resources

Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We finance our operations primarily through services, software solutions, and product sales to our customers. As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $4,876,000 and $7,468,000, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment, asset acquisitions, business combinations, and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

Operating Activities

Cash provided by or used in operating activities is driven by our net loss, the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business. The following table reflects our net cash used in operating activities for the six months ended June 30, 2022, compared to the six months ended June 30, 2021:

	Six Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Net cash used in operating activities	$(2,614)	$(224)	$(2,390)	1067%

The net cash used for operations was primarily driven by our net loss for the six months ended June 30, 2022 of $2,116,000, an increase in accounts receivable, an increase in equipment financing receivables, an increase in contract costs, an increase in prepaid expenses, an increase in income tax receivable, a decrease in accounts payable and accrued expenses, and a decrease in contract liabilities, offset by non-cash expenses for depreciation and amortization and share-based compensation.

Investing Activities

Cash provided by or used in investing activities is driven by the purchase of property and equipment, business combinations, and asset acquisitions. The following table reflects our net cash used in investing activities for the six months ended June 30, 2022, compared to the six months ended June 30, 2021:

	Six Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Net cash used in investing activities	$(40)	$(10,546)	$10,506	-100%

Net cash used for investing activities in the six months ended June 30, 2022, primarily relates to the purchase of property and equipment.

Net cash used for investing activities for the six months ended June 30, 2021, primarily relates to cash paid for a business combination. During the six months ended June 30, 2021, the Company acquired 100% of the issued and outstanding shares of Centric Telecom, Inc., a provider of telecommunications products, services, and solutions in Northern Virginia. The aggregate purchase price of $3,255,000 consisted of $2,163,000 of cash paid at closing, 46,662 shares of our common stock with an estimated fair value of $346,000 issued at closing, and $746,000 of estimated contingent consideration to be paid out based on annualized revenue recognized during the nine month earn-out period. On June 1, 2021, the Company acquired 100% of the issued and outstanding shares of NetSapiens, Inc. (“NetSapiens”), a provider of a comprehensive suite of unified communications (UC), video conferencing, collaboration & contact center solutions to service providers, servicing over 1.7M users around the globe. The aggregate purchase price was approximately $49.1 million, consisting of $10 million in cash, and approximately $39 million in common stock and stock options. In connection with the closing of the Merger, the Company issued 3,097,309 shares of the Company’s common stock valued at $5.47 per share for common stock consideration of approximately $16.9 million, and 4,482,328 options under the Crexendo, Inc. 2021 Equity Incentive Plan with an aggregate value of $22.1 million, net of the aggregate exercise price of $5.6 million.

Financing Activities

Cash provided by or used in financing activities is driven by the proceeds from the exercise of options, taxes paid on the net settlement of stock options and RSUs, payment of contingent consideration, proceeds from finance leases and notes payable, repayments made on finance leases and notes payable, dividend payments, and proceeds from the issuance of common stock in connection with an offering. The following table reflects our net cash provided by/(used in) financing activities for the six months ended June 30, 2022, compared to the six months ended June 30, 2021:

	Six Months Ended June 30,
	2022	2021	Dollar Change	Percent Change
Net cash provided by/(used in) financing activities	$(20)	$966	$(986)	-102%

Net cash used in financing activities in the six months ended June 30, 2022, primarily relates to cash proceeds from the exercise of stock options of $415,000, offset by the payments of employee tax withholdings related to the net settlement of stock options and RSUs of $118,000, and dividend payments of $223,000.

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

Off Balance Sheet Arrangements

As of, June 30, 2022, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Crexendo, Inc.

August 9, 2022	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo
Chief Executive Officer

August 9, 2022	By:	/s/ Ronald Vincent
Ronald Vincent
Chief Financial Officer

