Form 10-Q
period 2022-09-30
Crexendo, Inc.
filed 2022-11-10
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2022 was 22,756,167.

INDEX

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Crexendo, Inc. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except par value and share data)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$4,821	$7,468
Trade receivables, net of allowance for doubtful accounts of $58 as of September 30, 2022 and $72 as of December 31, 2021	4,028	2,177
Contract assets	265	261
Inventories	178	231
Equipment financing receivables	542	332
Contract costs	735	648
Prepaid expenses	996	358
Income tax receivable	-	11
Other current assets	30	74
Total current assets	11,595	11,560

Long-term equipment financing receivables, net	1,157	942
Property and equipment, net	2,968	2,989
Deferred income tax assets, net	986	986
Operating lease right-of-use assets	379	570
Intangible assets, net	20,512	22,161
Goodwill	36,972	36,972
Contract costs, net of current portion	1,134	697
Income tax receivable, net of current portion	386	-
Other long-term assets	254	275
Total Assets	$76,343	$77,152

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$416	$476
Accrued expenses	4,222	4,904
Finance leases	100	110
Notes payable	76	1,873
Operating lease liabilities	258	447
Income tax payable	-	24
Contract liabilities	2,851	2,738
Total current liabilities	7,923	10,572

Contract liabilities, net of current portion	177	290
Finance leases, net of current portion	117	193
Notes payable, net of current portion	1,742	-
Operating lease liabilities, net of current portion	150	164
Total liabilities	10,109	11,219

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 50,000,000 shares, 22,686,911 shares issued and outstanding as of September 30, 2022 and 22,054,239 shares issued and outstanding as of December 31, 2021	23	22
Additional paid-in capital	121,298	118,432
Accumulated deficit	(55,345)	(52,533)
Accumulated other comprehensive income	258	12
Total stockholders' equity	66,234	65,933

Total Liabilities and Stockholders' Equity	$76,343	$77,152

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service revenue	$4,473	$4,325	$13,427	$12,791
Software solutions revenue	3,875	3,784	10,741	4,796
Product revenue	760	701	1,944	1,509
Total revenue	9,108	8,810	26,112	19,096

Operating expenses:
Cost of service revenue	1,375	1,210	4,249	3,816
Cost of software solutions revenue	1,170	1,675	3,987	2,201
Cost of product revenue	453	461	1,142	972
Selling and marketing	2,732	2,285	8,087	5,461
General and administrative	2,800	2,768	8,806	7,563
Research and development	1,122	358	2,630	1,096
Total operating expenses	9,652	8,757	28,901	21,109

Income/(loss) from operations	(544)	53	(2,789)	(2,013)

Other income/(expense):
Interest income	-	-	-	1
Interest expense	(19)	(24)	(57)	(64)
Other expense, net	(165)	(17)	(281)	(14)
Total other expense, net	(184)	(41)	(338)	(77)

Income/(loss) before income tax	(728)	12	(3,127)	(2,090)

Income tax benefit/(provision)	32	(137)	315	247

Net loss	$(696)	$(125)	$(2,812)	$(1,843)

Earnings per common share:
Basic	$(0.03)	$(0.01)	$(0.13)	$(0.09)
Diluted	$(0.03)	$(0.01)	$(0.13)	$(0.09)

Weighted-average common shares outstanding:
Basic	22,620,703	21,596,415	22,439,575	19,757,658
Diluted	22,620,703	21,596,415	22,439,575	19,757,658

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(696)	$(125)	$(2,812)	$(1,843)
Other comprehensive income, net of tax
Foreign currency translation gain	164	9	246	10
Total other comprehensive income	164	9	246	10
Comprehensive loss	$(532)	$(116)	$(2,566)	$(1,833)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2022 and 2021

(Unaudited, in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2022	22,054,239	$22	$118,432	$12	$(52,533)	$65,933
Share-based compensation	-	-	1,053	-	-	1,053
Vesting of restricted stock units	103,657	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	(9)	-	(9)
Issuance of common stock for exercise of stock options	237,581	-	278	-	-	278
Taxes paid on the net settlement of stock options	-	-	(117)	-	-	(117)
Dividends declared	-	-	(111)	-	-	(111)
Net loss	-	-	-	-	(1,220)	(1,220)
Balance, March 31, 2022	22,395,477	$22	$119,535	$3	$(53,753)	$65,807
Share-based compensation	-	-	858	-	-	858
Vesting of restricted stock units	8,090	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	91	-	91
Issuance of common stock for exercise of stock options	133,868	1	136	-	-	137
Taxes paid on the net settlement of stock options	-	-	(1)	-	-	(1)
Dividends declared	-	-	(112)	-	-	(112)
Net loss	-	-	-	-	(896)	(896)
Balance, June 30, 2022	22,537,435	$23	$120,416	$94	$(54,649)	$65,884
Share-based compensation	-	-	851	-	-	851
Vesting of restricted stock units	6,727	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	164	-	164
Issuance of common stock for exercise of stock options	142,749	-	161	-	-	161
Taxes paid on the net settlement of stock options	-	-	(17)	-	-	(17)
Dividends declared	-	-	(113)	-	-	(113)
Net loss	-	-	-	-	(696)	(696)
Balance, September 30, 2022	22,686,911	$23	$121,298	$258	$(55,345)	$66,234

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2022 and 2021

(Unaudited, in thousands, except share data)

				Accumulated
			Additional	other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2021	17,983,177	$18	$75,834	$-	$(50,088)	$25,764
Share-based compensation	-	-	282	-	-	282
Vesting of restricted stock units	14,367	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	-	-	-
Issuance of common stock for exercise of stock options	380,396	-	1,146	-	-	1,146
Taxes paid on the net settlement of stock options	-	-	(152)	-	-	(152)
Issuance of common stock in connection with a business acquisition	46,662	-	346	-	-	346
Net loss	-	-	-	-	(715)	(715)
Balance, March 31, 2021	18,424,602	$18	$77,456	$-	$(50,803)	$26,671
Share-based compensation	-	-	453	-	-	453
Vesting of restricted stock units	13,622	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	1	-	1
Issuance of common stock for exercise of stock options	18,520	1	30	-	-	31
Taxes paid on the net settlement of stock options	-	-	(3)	-	-	(3)
Issuance of common stock in connection with a business acquisition	3,097,309	3	39,059	-	-	39,062
Net loss	-	-	-	-	(1,003)	(1,003)
Balance, June 30, 2021	21,554,053	$22	$116,995	$1	$(51,806)	$65,212
Share-based compensation	-	-	415	-	-	415
Vesting of restricted stock units	13,772	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	9	-	9
Issuance of common stock for exercise of stock options	99,803	-	188	-	-	188
Taxes paid on the net settlement of stock options	-	-	(5)	-	-	(5)
Net loss	-	-	-	-	(125)	(125)
Balance, September 30, 2021	21,667,628	$22	$117,593	$10	$(51,931)	$65,694

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,812)	$(1,843)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,862	931
Share-based compensation	2,762	1,150
Non-cash operating lease amortization	(12)	(4)
Changes in assets and liabilities:
Trade receivables	(1,851)	199
Contract assets	(4)	(50)
Equipment financing receivables	(425)	31
Inventories	53	37
Contract costs	(524)	(245)
Prepaid expenses	(638)	(384)
Income tax receivable	(375)	(263)
Other assets	65	335
Accounts payable and accrued expenses	(742)	228
Income tax payable	(24)	-
Contract liabilities	-	(595)
Net cash used for operating activities	(2,665)	(473)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(192)	(91)
Acquisitions of assets and businesses, net of cash received	-	(10,505)
Net cash used for investing activities	(192)	(10,596)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments made on finance leases	(86)	(71)
Repayments made on notes payable	(55)	(53)
Proceeds from exercise of options	576	1,365
Dividend payments	(336)	-
Taxes paid on the net settlement of stock options and RSUs	(135)	(160)
Net cash provided by/(used for) financing activities	(36)	1,081
Effect of exchange rate changes on cash	246	10
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,647)	(9,978)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	7,468	17,679
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$4,821	$7,701
Cash used during the year for:
Income taxes, net	$(96)	$(15)
Interest expense	$(57)	$(64)
Supplemental disclosure of non-cash investing and financing information:
Stock issued for the acquisition of Centric Telecom	$-	$346
Contingent consideration related to the acquisition of Centric Telecom	$-	$746
Stock issued in connection with the merger with NetSapiens	$-	$16,942
Stock options issued in connection with the merger with NetSapiens	$-	$22,120
Property and equipment financed through finance leases	$-	$273
Prepaid assets financed through finance leases	$-	$14

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Significant Accounting Policies

Description of Business–Crexendo, Inc. is incorporated in the state of Nevada. As used hereafter in the notes to consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company.” Crexendo, Inc. is an award-winning premier provider of Unified Communications as a Service (UCaaS), Call Center as a Service (CCaaS), communication platform software solutions, and collaboration services designed to provide enterprise-class cloud communication solutions to any size business through our business partners, agents, and direct channels. Our solutions currently support over 2.5 end users globally and was recently recognized as the fastest growing UCaaS platform in the United States. The Company has two operating segments, which consist of cloud telecommunications services and software solutions.

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

Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the three months ended September 30, 2022 and 2021, the Company recorded foreign currency translation gains of $164,000, and $9,000, respectively, and during the nine months ended September 30, 2022 and 2021, the Company recorded foreign currency gains of $246,000 and $10,000, respectively, on our statements of comprehensive income/(loss).

Cash and Cash Equivalents–We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $4,065,000 and $6,573,000, respectively.

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

Contract Costs–Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining telecommunications contracts which are recoverable. The Company capitalized contract costs in the amount of $1,869,000 and $1,345,000 at September 30, 2022 and December 31, 2021, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the three months ended September 30, 2022 and 2021, the Company amortized $391,000 and $201,000, respectively, and during the nine months ended September 30, 2022 and 2021, the Company amortized $939,000 and $444,000 respectively, and there was no impairment loss in relation to the costs capitalized.

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

Building	39 years
Land	Not depreciated
Computer and office equipment	2 to 5 years
Computer software	3 years
Internal-use software	3 years
Furniture and fixtures	4 years
Leasehold improvements	2 to 5 years
Vehicles	5 years

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

Research and Development–Research and development costs consist primarily of payroll and related personnel costs for the design, development, deployment, testing, operation, and enhancement of our products, services, and network. Costs incurred in the development of our products and services are expensed as incurred.

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

Lease Obligations–We determine if an agreement is a lease at inception. We evaluate the lease terms to determine whether the lease will be accounted for as an operating or finance lease. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, current portion, and operating lease liabilities, net of current portion in our consolidated balance sheets.

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

Notes Payable–We record notes payable net of any discounts or premiums. Discounts and premiums are amortized as interest expense or income over the life of the note in such a way as to result in a constant rate of interest when applied to the amount outstanding at the beginning of any given period.

Income Taxes–We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies.

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

Operating Segments–Accounting guidance establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in financial reports issued to stockholders. The Company has reorganized into two operating segments, which consist of cloud telecommunications services and software solutions. The software solutions segment includes the results of operation of NetSapiens, LLC, NSHC, Inc., NetSapiens Canada, Inc., and NetSapiens International Limited. The cloud telecommunications segment includes the results of operations of Crexendo Business Solutions, Inc., Crexendo International, Inc., and Centric Telecom, Inc. We generate 99% of our total revenue from customers within North America (United States and Canada) and 1% of our total revenues from customers in other parts of the world.

Significant Customers–No customer accounted for 10% or more of our total revenue for the three and nine months ended September 30, 2022 and 2021. One customer accounted for 14% of our total trade accounts receivable as of September 30, 2022 and no customer accounted for 10% or more of our total trade receivable as of December 31, 2021.

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

Recently Issued Accounting Pronouncements–In September 2016, the FASB issued ASU 2016-13, which requires measurement and recognition of expected credit losses for financial assets held. Following the effective date philosophy for all other entities in ASU 2019-10, which includes smaller reporting companies (SRCs), this guidance is effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. The standard is to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We do not plan to early adopt this ASU. We are in the process of evaluating the potential impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

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

Desktop Devices–Revenue generated from the sale of telecommunications equipment (desktop devices) is recognized when the customer takes possession of the devices and the cloud telecommunications services begin. The Company typically bills and collects the fees for the equipment upon entering into a contract with a customer. Cash receipts are recorded as a contract liability until implementation is complete and the services begin.

Equipment Financing Revenue–Fees generated from renting our cloud telecommunication equipment (IP or cloud telephone desktop devices) through leasing contracts are recognized as revenue based on whether the lease qualifies as an operating lease or sales-type lease. The two primary accounting provisions which we use to classify transactions as sales-type or operating leases are: 1) lease term to determine if it is equal to or greater than 75% of the economic life of the equipment and 2) the present value of the minimum lease payments to determine if they are equal to or greater than 90% of the fair market value of the equipment at the inception of the lease. The economic life of most of our products is estimated to be three years, since this represents the most frequent contractual lease term for our products, and there is no residual value for used equipment. Residual values, if any, are established at the lease inception using estimates of fair value at the end of the lease term. The vast majority of our leases that qualify as sales-type leases are non-cancelable and include cancellation penalties approximately equal to the full value of the lease receivables. Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases. Revenue from sales-type leases is recognized upon installation and the interest portion is deferred and recognized as earned. Revenue from operating leases in recognized ratably over the applicable service period.

Cloud Telecommunications Services–Cloud telecommunication services include voice, data, collaboration software, broadband Internet access, interest generated from equipment financing revenue, and support for premise based PBX phone systems. The Company recognizes revenue as services are provided in service revenue. Fees generated from reselling broadband Internet access are recognized as revenue net of the costs charged by the third-party service providers. Cloud telecommunications services are billed and paid on a monthly basis. Our telecommunications services contracts typically have a term of thirty-six to sixty months.

Fees, Commissions, and Other, Recognized over Time–Includes contracted and non-contracted items such as:

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

One-Time Fees, Commissions, and Other–Includes contracted and non-contracted items such as:

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

Software Licenses-The Company’s software licenses typically provide a perpetual right to use the Company’s software. The Company also sells term-based software licenses that expire and Software-as-a-Service (“SaaS”) based software which are referred to as subscription arrangements. The Company does not customize its software nor are installation services required, as the customer has a right to utilize internal resources or a third-party service company. The software is delivered before related services are provided and are functional without professional services or customer support. The Company has concluded that its software licenses are functional intellectual property that are distinct, as the user can benefit from the software on its own. The software license revenue could be recognized upon transfer of control or when the software is made available for download, as this is the point that the user of the software can direct the use of, and obtain substantially all of the remaining benefits from, the functional intellectual property. However, historical experience shows that customers regularly renegotiate the number of licenses during the installation process. Therefore, the Company recognizes revenue from software licenses when the setup is complete. The Company does not recognize software revenue related to the renewal of subscription software licenses earlier than the beginning of the subscription period.

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

•

SNAPaccel – aSoftware-as-a-Service (“SaaS”) based software license referred to as subscription arrangements. The Company recognizes revenue as subscriptions are provided in service revenue on a monthly basis.

Subscription Maintenance and Support -Subscription maintenance and support revenue includes revenue from maintenance service contracts, customer support, and other supportive services. The Company offers warranties on its products. The warranty period for the Company’s licensed software is generally 90 days. Certain of the Company’s warranties are considered to be assurance-type in nature and do not cover anything beyond ensuring that the product is functioning as intended. Based on the guidance in ASC 606, assurance-type warranties do not represent separate performance obligations. The Company also sells separately-priced maintenance service contracts, which qualify as service-type warranties and represent separate performance obligations. The Company does not typically allow and has no history of accepting material product returns. Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support and bug fixes or patches. Subscription and maintenance support revenue is recognized ratably over the term of the customer support agreement, which is typically one year.

Professional Services and Other -The Company’s professional services include consulting, technical support, resident engineer services, design services and installation services. Revenue from professional services and other is recognized when the performance obligation is complete and the customer has accepted the performance obligation.

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary major product line, and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

Three Months Ended September 30, 2022	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$760	$-	$760
Equipment financing revenue	87	-	87
Telecommunications services	3,831	-	3,831
Fees, commissions, and other, recognized over time	423	-	423
One time fees, commissions and other	132	-	132
Software licenses	-	985	985
Software license and maintenance and support subscriptions	-	2,759	2,759
Professional services and other	-	131	131
	$5,233	$3,875	$9,108
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$892	$1,129	$2,021
Products, services, and fees transferred over time	4,341	2,746	7,087
	$5,233	$3,875	$9,108

Three Months Ended September 30, 2021	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$701	$-	$701
Equipment financing revenue	63	-	63
Telecommunications services	3,718	-	3,718
Fees, commissions, and other, recognized over time	419	-	419
One time fees, commissions and other	125	-	125
Software licenses	-	1,473	1,473
Software license and maintenance and support subscriptions	-	2,213	2,213
Professional services and other	-	98	98
	$5,026	$3,784	$8,810
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$775	$1,581	$2,356
Products, services, and fees transferred over time	4,251	2,203	6,454
	$5,026	$3,784	$8,810

Nine Months Ended September 30, 2022	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$1,944	$-	$1,944
Equipment financing revenue	238	-	238
Telecommunications services	11,392	-	11,392
Fees, commissions, and other, recognized over time	1,269	-	1,269
One time fees, commissions and other	528	-	528
Software licenses	-	2,394	2,394
Software license and maintenance and support subscriptions	-	7,950	7,950
Professional services and other	-	397	397
	$15,371	$10,741	$26,112
Timing of revenue recognition
Products and fees recognized at a point in time	$2,472	$2,669	$5,141
Services and fees transferred over time	12,899	8,072	20,971
	$15,371	$10,741	$26,112

Nine Months Ended September 30, 2021	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$1,509	$-	$1,509
Equipment financing revenue	198	-	198
Telecommunications services	10,995	-	10,995
Fees, commissions, and other, recognized over time	1,252	-	1,252
One time fees, commissions and other	346	-	346
Software licenses	-	2,210	2,210
Software license and maintenance and support subscriptions	-	2,451	2,451
Professional services and other	-	135	135
	$14,300	$4,796	$19,096
Timing of revenue recognition
Products and fees recognized at a point in time	$1,804	$1,877	$3,681
Services and fees transferred over time	12,496	2,919	15,415
	$14,300	$4,796	$19,096

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

	September 30,	December 31,
(In thousands)	2022	2021
Receivables, which are included in trade receivables, net of allowance for doubtful accounts	$4,028	$2,177
Contract assets	265	261
Contract liabilities	3,028	3,028

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	For the Nine Months Ended		For the Year Ended
(In thousands)	September 30, 2022		December 31, 2021
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(2,643)	$-	$(1,137)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	2,643	-	2,937
Transferred to receivables from contract assets recognized at the beginning of the period	(114)	-	(60)	-
Increase due to additional unamortized discounts	118	-	162	-

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period from the cloud telecommunications services segment (in thousands):

	2022	2023	2024	2025	2026 and thereafter	Total
Desktop devices	$249					$249
Telecommunications services	$4,138	11,444	7,549	4,588	2,095	$29,814
Software Solutions	$3,796	6,105	2,315	1,107	21	$13,344
All consideration from contracts with customers is included in the amounts presented above

3. Earnings Per Common Share

Basic net income/(loss) per common share is computed by dividing the net income/(loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the three and nine months ended September 30, 2022 and 2021 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss (in thousands) (A)	$(696)	$(125)	$(2,812)	$(1,843)

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	22,620,703	21,596,415	22,439,575	19,757,658
Dilutive effect of stock-based awards	-	-	-	-
Diluted weighted-average outstanding shares of common stock (C)	22,620,703	21,596,415	22,439,575	19,757,658

Earnings per common share:
Basic (A/B)	$(0.03)	$(0.01)	$(0.13)	$(0.09)
Diluted (A/C)	$(0.03)	$(0.01)	$(0.13)	$(0.09)

For the three and nine months ended September 30, 2022 and 2021, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net income per share because including them would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	3,140,362	970,631	2,471,886	840,623

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

The following unaudited pro forma information presents our consolidated results of operations as if NetSapiens, Inc. had been included in our consolidated results since January 1, 2020:

	For the Nine Months Ended September 30, (Unaudited, in thousands)
	2022	2021
Revenues	$26,112	$24,123
Net loss	(2,812)	(12,963)
Earnings per share	$(0.12)	$(0.65)

The unaudited pro forma financial information is presented for informational purposes only and may not necessarily reflect the Company’s future results of operations or what the results of operations would have been had the Company owned and operated NetSapiens, Inc. as of January 1, 2021.

Acquisition related expenses incurred by us in connection with the NetSapiens acquisition are recorded within general and administrative expenses in our consolidated statements of operations and totaled $0 and $4,000 for the three months ended September 30, 2022 and 2021, respectively and $24,000 and $1,015,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

Acquisition related expenses incurred by us in connection with the Centric Telecom acquisition are recorded within general and administrative expenses in our consolidated statements of operations and totaled $0 and $0 for the three months ended September 30, 2022 and 2021, respectively and $0 and $50,000 for the nine months ended September 30, 2022 and 2021, respectively.

5. Trade Receivables, net

Our trade receivables balance consists of traditional trade receivables. Below is an analysis of our trade receivables as shown on our balance sheet (in thousands):

	September 30,	December 31,
	2022	2021
Gross trade receivables	$4,086	$2,249
Less: allowance for doubtful accounts	(58)	(72)
Trade receivables, net	$4,028	$2,177

Current trade receivables, net	$4,028	$2,177
Long-term trade receivables, net	-	-
Trade receivables, net	$4,028	$2,177

6. Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid corporate insurance	$159	$90
Prepaid software services and support	291	160
Prepaid employee insurance premiums	14	9
Prepaid Nasdaq listing fee	15	15
Deposits	437	0
Other prepaid expenses	80	84
Total prepaid expenses	$996	$358

7. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Building	$2,000	$2,000
Land	500	500
Computer and office equipment	2,041	1,854
Computer software	576	576
Internal-use software	14	14
Furniture and fixtures	75	75
Vehicles	74	74
Leasehold improvements	7	7
Building Improvments	5	-
Less: accumulated depreciation	(2,324)	(2,111)
Total property and equipment, net	2,968	2,989

Depreciation and amortization expense is included in general and administrative expenses and totaled $74,000 and $63,000 for the three months ended September 30, 2022 and 2021, respectively and $213,000 and $158,000 for the nine months ended September 30, 2022 and 2021, respectively.

8. Intangible Assets and Goodwill

Acquired intangible assets subject to amortization consist of the following (in thousands):

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$19,073	$(2,515)	$16,558	$19,073	$(1,619)	$17,454
Developed technologies	4,900	(1,190)	3,710	4,900	(528)	4,372
Trademark and trade names	400	(156)	244	400	(65)	335
Total acquired intangible assets	$24,373	$(3,861)	$20,512	$24,373	$(2,212)	$22,161

As of September 30, 2022, the weighted average remaining useful life for customer relationships was 14.4 years and developed technologies was 4.9 years and trademarks and trade names was 2.9 years.

Amortization expense for customer relationships intangible assets is included in sales and marketing expenses and totaled $299,000 and $236,000 for the three months ended September 30, 2022 and 2021, respectively and $896,000 and $412,000 for the nine months ended September 30, 2022 and 2021, respectively. Amortization expense for developed technologies intangible assets is included in cost of software solutions revenue and totaled $221,000 and $270,000 for the three months ended September 30, 2022 and 2021, respectively and $662,000 and $361,000 for the nine months ended September 30, 2022 and 2021, respectively. Amortization expense for trademark and trade name intangible assets is included in general and administrative expenses and totaled $31,000 and $33,000 for the three months ended September 30, 2022 and 2021, respectively and $91,000 and $33,000 for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, annual amortization of definite lived intangible assets, based on existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Year ending December 31,
2022 remaining	$550
2023	2,147
2024	2,057
2025	1,929
2026	1,750
Thereafter	12,079
Total	$20,512

The following table provides a summary of changes in the carrying amounts of goodwill (in thousands):

Goodwill
Balance at December 31, 2021	$36,972
Additions	-
Balance at September 30, 2022	$36,972

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued wages and benefits	$1,117	$1,188
Accrued accounts payable	828	609
Accrued sales and telecommunications taxes	1,844	2,487
Product warranty liability	71	50
Other	362	570
Total accrued expenses	$4,222	$4,904

The changes in aggregate product warranty liabilities for the year ended December 31, 2021 and the nine months ended September 30, 2022 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2021	$33
Accrual for warranties	50
Adjustments related to pre-existing warranties	1
Warranty settlements	(34)
Balance at December 31, 2021	50
Accrual for warranties	43
Warranty settlements	(22)
Balance at September 30, 2022	$71

Product warranty expense is included in cost of product revenue expense and totaled $15,000 and $15,000 for the three months ended September 30, 2022 and 2021, respectively and $43,000 and $27,000 for the nine months ended September 30, 2022 and 2021, respectively.

10.Notes Payable

Notes payable consists of a short and long-term financing arrangements:

	September 30,	December 31,
	2022	2021
Notes payable	$1,818	$1,873
Less: current notes payable	(76)	(1,873)
Notes payable, net of current portion	$1,742	$-

On January 27, 2020, we entered into a Fixed Rate Term Loan Agreement with Bank of America, N.A. to finance Two Million Dollars ($2,000,000) to purchase our corporate office building. The Loan Agreement has a term of seven (7) years with monthly payments of Eleven Thousand Eight Hundred Forty-One and 15/100 Dollars ($11,841.15), including interest at 3.67%, beginning on March 1, 2020, secured by the office building. At December 31, 2021, we were in default of our basic fixed charge coverage ratio and we have classified the note payable as current on our balance sheet. As of September 30, 2022, Bank of America, N.A. waived all financial covenants and the Company reclassified the long-term portion of the note payable as long-term.

As of September 30, 2022, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2022 remaining	$19
2023	77
2024	79
2025	82
2026	85
Thereafter	1,476
Total	$1,818

11. Fair Value Measurements

We have financial instruments as of September 30, 2022 and December 31, 2021 for which the fair value is summarized below (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$4,028	$4,028	$2,177	$2,177
Equipment financing receivables	1,699	1,699	1,274	1,274
Liabilities:
Finance lease obligations	$217	$217	$303	$303
Notes payable	1,818	1,818	1,873	1,873

We have no liabilities for which fair value is recognized in the balance sheet on a recurring basis as of September 30, 2022 and December 31, 2021.

In January 2021, the Company recorded $746,000 of contingent consideration in connection with the Centric Telecom business acquisition, to be paid based on the completion of the earn-out period. Upon completion of the earn-out period in October 2021, the Company paid out $746,000 of contingent consideration and additional consideration of $126,000 based on revenue target achievements, which was recorded as general and administrative expenses for the year ended December 31, 2021. The progression of the Company’s Level 3 instruments fair valued on a recurring basis for the year ended December 31, 2021 and the nine months ended September 30, 2022 are shown in the table below (in thousands):

Asset and Business Acquisition Contingent Consideration
Balance at January 1, 2021	$-
Additions	746
Cash payments	(746)
Balance at December 31, 2021	$-
Additions	-
Cash payments	-
Balance at September 30, 2022	$-

12. Income Taxes

Our effective tax rate for the three months ended September 30, 2022 and 2021 was (4.4%) and 1,141.4%, respectively, which resulted in an income tax benefit/(provision) of $32,000 and $(137,000), respectively. Our effective tax rate for the nine months ended September 30, 2022 and 2021 was (10.1%) and (11.8%), respectively, which resulted in an income tax benefit of $315,000 and $247,000, respectively.

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

We leased office space in McLean, Virginia under a non-cancelable operating lease agreement that expired on July 31, 2021. The operating lease contained customary escalation clauses. Rental expense for the three months ended September 30, 2022 and 2021 was approximately $0 and $9,000 respectively, and for the nine months ended September 30, 2022 and 2021 was $0 and $56,000, respectively.

We currently lease office space in Reston, Virginia under a non-cancelable operating lease agreement that expires in 2025. The operating lease contains customary escalation clauses. Rental expense for the three months ended September 30, 2022 and 2021 was approximately $13,000 and $9,000 respectively and for the nine months ended September 30, 2022 and 2021 was $37,000 and $9,000 respectively.

We currently lease office space in La Jolla, California under a non-cancelable operating lease agreement that expires in 2022. The operating lease contains customary escalation clauses. Rental expense for the three months ended September 30, 2022 and 2021 was approximately $90,000 and $94,000, respectively and for the nine months ended September 30, 2022 and 2021 was $269,000 and $124,000 respectively.

We currently lease other assets under multiple operating leases. The leases expire on various dates through 2027 and the interest rates range from 1.37% to 15.74%. The expense is included in cost of product expenses and totaled approximately $21,000 and $20,000 for the three months ended September 30, 2022 and 2021, respectively and for the nine months ended September 30, 2022 and 2021 was $58,000 and $48,000, respectively.

We currently lease data center colocation space in Grand Rapids, Michigan, Las Vegas, Nevada and Dallas, Texas under non-cancelable operating lease agreements that expire in 2024. Rental expense for the three months ended September 30, 2022 and 2021 was approximately $36,000 and $13,000, respectively and for the nine months ended September 30, 2022 and 2021 was $107,000 and $21,000, respectively.

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company leases equipment and support under finance lease agreements which extends through 2026. The Company also leases three vehicles under financing agreements. One vehicle lease ended in 2021 and two vehicle leases extend through 2022. The outstanding balance for finance leases was $225,000 and $311,000 as of September 30, 2022 and December 31, 2021, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $486,000 and $486,000 as of September 30, 2022 and December 31, 2021, respectively. Related accumulated depreciation totaled $236,000 and $167,000 as of September 30, 2022 and December 31, 2021, respectively. The $40,000 in support contracts were classified as a prepaid expense and are being amortized over the service period of 3 years. One support contract expired in January 2021 and the other expires in September 2024. Amortization expense is included in general and administrative expenses and totaled $1,000 and $1,000 for the three months ended September 30, 2022 and 2021, respectively and $4,000 and $4,000 for the nine months ended September 30, 2022 and 2021, respectively. The interest rates on the finance lease obligations range from 1.37% and 15.74% and interest expense was $2,000 and $2,000 for the three months ended September 30, 2022 and 2021, respectively and $6,000 and $5,000 for the nine months ended September 30, 2022 and 2021, respectively.

The maturity of operating leases and finance lease liabilities as of September 30, 2022 are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2022 remaining	$139	$24
2023	115	98
2024	96	77
2025	1	22
2026	1	3
2027	1	-
Total minimum lease payments	353	224
Less: amount representing interest	(8)	(7)
Present value of minimum lease payments	$345	$217

Lease term and discount rate	September 30, 2022
Weighted-average remaining lease term (years)
Operating leases	1.5
Finance leases	2.4
Weighted-average discount rate
Operating leases	5.9%
Finance leases	2.6%

Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$445
Operating cash flows from finance leases	8
Financing cash flows from finance leases	(86)

Lessor Accounting

Lessor accounting remained substantially unchanged with the adoption of ASC Topic 842. Crexendo offers its customers lease financing for the lease of our cloud telecommunication equipment (IP or cloud telephone desktop devices). We account for these transactions as sales-type leases. The vast majority of our leases that qualify as sales-type leases are non-cancelable and include cancellation penalties approximately equal to the full value of the lease receivables. Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases. Operating lease revenue is classified as product revenue and totaled $70,000 and $54,000 for the three months ended September 30, 2022 and 2021, respectively and $200,000 and $148,000 for the nine months ended September 30, 2022 and 2021, respectively. Revenue from sales-type leases is recognized upon installation and the interest portion is deferred and recognized as earned. Revenue from operating leases is recognized ratably over the applicable service period.

Equipment finance receivables arising from the rental of our cloud telecommunications equipment through sales-type leases, were as follows (in thousands):

	September 30,	December 31,
	2022	2021
Gross financing receivables	$2,392	$1,822
Less: unearned income	(693)	(548)
Financing receivables, net	1,699	1,274
Less: current portion of finance receivables, net	(542)	(332)
Finance receivables due after one year	$1,157	$942

Future minimum lease payments as of September 30, 2022, consisted of the following:

Year ending December 31,	Lease Receivables
2022, remaining	$239
2023	887
2024	693
2025	376
2026	197
Thereafter	-
Gross equipment financing receivables	2,392
Less: unearned income	(693)
Equipment financing receivables, net	$1,699

14. Commitments and Contingencies

Annual Incentive Bonuses Accrual

We utilize incentive bonuses to reward performance achievements which provides for potential annual cash bonus awards to Company executives and other non-executive officers and employees. Under the Bonus Plan, the Compensation Committee of the Board of Directors of the Company (the “Board”) has established bonus pools of $390,000 and $350,000 for fiscal 2022 for categories of executive and non-executive officers and employees, respectively. Participants will be eligible to receive bonus awards for fiscal 2022 based upon annual performance targets established by the Compensation Committee relating to one or more of annual revenue, Adjusted EBITDA, cash balance and Company stock price measured at the end of the Company’s fiscal year. The Compensation Committee may weight the performance targets for each category of participants in its discretion. Awards will be paid on a tiered scale based upon actual performance as a percentage of the performance targets with a floor and cap. Payments for criteria met or exceeded are payable, whether or not all criteria are met, consistent with the weighted amounts for each criteria within the bonus pools. Bonus awards for executives will be weighted 30% on annual revenue, 30% on Adjusted EBITDA, 20% on cash balance, and 20% on Company stock price. No bonus will be awarded for any criteria for which actual performance is less than 90% of target. At 90% or greater actual performance relative to the target, 50% of the weighted bonus amount apportioned for that target is payable. From 90% to 100% actual performance relative to the target, the remaining 50% of the weighted bonus amount is awarded pro rata with the percentage of actual performance exceeding 90% of target (i.e., each 1% excess over 90% of target equals 5% of the weighted bonus amount payable). For individuals included in the executive bonus pool only, if actual performance reaches 110% of target or greater for any criteria, then an additional 10% of the amount allocated to that criteria will be payable as an additional bonus. Based on our financial performance as of September 30, 2022, none of the performance targets were achieved and a liability has not been accrued. However, it is reasonably possible that one or multiple of the performance targets may be achieved and we estimate that approximately $492,000 will be earned during the three months ended December 31, 2022.

Legal Proceedings

In the ordinary course of business, the Company may be involved in a variety of claims, lawsuits, investigations, and other proceedings, including patent infringement claims, employment litigation, regulatory compliance matters, and contractual disputes, that can arise in the normal course of the Company’s operations. The Company recognizes a provision when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts the amount of the provision to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. As of September 30, 2022, the Company does not have a recorded liability for estimated losses. Legal costs are expensed as incurred.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Cloud telecommunications services	$5,233	$5,026	$15,371	$14,300
Software solutions	3,875	3,784	10,741	4,796
Consolidated revenue	9,108	8,810	26,112	19,096

Income/(loss) from operations:
Cloud telecommunications services	(639)	(253)	(2,236)	(2,004)
Software solutions	95	306	(553)	(9)
Total operating income/(loss)	(544)	53	(2,789)	(2,013)
Other expense, net:
Cloud telecommunications services	(17)	(22)	(52)	(58)
Software solutions	(167)	(19)	(286)	(19)
Total other expense, net	(184)	(41)	(338)	(77)
Income/(loss) before income tax provision:
Cloud telecommunications services	(656)	(275)	(2,288)	(2,062)
Software solutions	(72)	287	(839)	(28)
Income/(loss) before income tax provision	$(728)	$12	$(3,127)	$(2,090)

Depreciation and amortization for the cloud telecommunications services segment was $115,000 and $60,000 for the three months ended September 30, 2022 and 2021, respectively and $344,000 and $152,000 for the nine months ended September 30, 2022 and 2021, respectively. Depreciation and amortization for the software solutions segment was $509,000 and $6,000 for the three months ended September 30, 2022 and 2021, respectively and $1,518,000 and $7,000 for the nine months ended September 30, 2022 and 2021, respectively.

Interest income for the cloud telecommunications services segment was $0 and $0 for the three months ended September 30, 2022 and 2021, respectively and $0 and $1,000 for the nine months ended September 30 2022 and 2021, respectively. Interest income for the software solutions segment was $0 for the three and nine months ended September 30, 2022 and 2021, respectively.

Interest expense for the cloud telecommunications services segment was $19,000 and $24,000 for the three months ended September 30, 2022 and 2021, respectively and $57,000 and $64,000 for the nine months ended September 30, 2022 and 2021, respectively. Interest expense for the software solutions segment was $0 for the three and nine months ended September 30, 2022 and 2021, respectively.

16. Subsequent Events

Business Combination

Acquisition of Allegiant Networks, LLC

On October 17, 2022, the Company entered into an Acquisition Agreement with Allegiant Networks, LLC, a Kansas limited liability company (the “Allegiant Networks”). The Company shall acquire from Seller one hundred percent (100%) of the membership interests of Allegiant Networks in exchange for (i) a cash payment at closing in the amount of $2.0 million, (ii) a three-year promissory note by the Company in favor of Seller in the amount of $1.1 million, which shall be subject to offsets for breach of representations or other offsets as detailed in the Acquisition Agreement, and (iii) 2,461,538 shares of the Company’s common stock, par value $0.001 per share. The Company Shares shall be issued pursuant to a valid exemption from registration under the Securities Act of 1933, as amended. Shares issued in the transaction shall be fully restricted for a period of 6 months from the date of issuance and subject to lock-up thereafter. Pursuant to the lock-up agreement, after 6 months, 25% of the shares will be permitted to be sold, with an additional 25% permitted to be sold every 6-month period thereafter. On November 1, 2022, the Company closed the transaction, and the Company issued the seller cash consideration of $2.0 million, a three-year promissory note for $1.1 million, and 2,461,538 shares of the Company’s common stock, par value $0.001 per share valued at $2.57 per share, for an aggregate purchase price of approximately $9.4 million.

Because the acquisition occurred subsequent to September 30, 2022, no results of operations of Allegiant Networks are included in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2022. The Company incurred $8,000 and $8,000 of acquisition related costs for the three and nine months ended September 30, 2022, respectively, which are reflected in general and administrative costs in the unaudited condensed consolidated statement of operations. The acquisition qualifies as a significant business combination and will be accounted for using the acquisition method of accounting. For additional information, please find Allegiant’s historical audited financial statements for the year ended December 31, 2021, unaudited financial statements for the six months ended June 30, 2022, and pro forma financial information on file with the SEC on Form 8-K/A as of November 10, 2022.

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

Results of Consolidated Operations (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service revenue	$4,473	$4,325	$13,427	$12,791
Software solutions revenue	3,875	3,784	10,741	4,796
Product revenue	760	701	1,944	1,509
Total revenue	$9,108	$8,810	$26,112	$19,096
Income/(loss) before income taxes	(728)	12	(3,127)	(2,090)
Income tax benefit/(provision)	32	(137)	315	247
Net loss	(696)	(125)	(2,812)	(1,843)
Basic earnings per share	$(0.03)	$(0.01)	$(0.13)	$(0.09)
Diluted earnings per share	$(0.03)	$(0.01)	$(0.13)	$(0.09)

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Total Revenue

Total revenue consists of service revenue, software solutions revenue and product revenue. The following table reflects our total revenue for the three months ended September 30, 2022, compared to the three months ended September 30, 2021:

	Three Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Total revenue	$9,108	$8,810	$298	3%

The increase in total revenue is due to an increase in service revenue of $147,000, an increase in software solutions revenue of $91,000, and an increase in product revenue of $59,000.

Income/(Loss) Before Income Taxes

The following table reflects our income/(loss) before income taxes for the three months ended September 30, 2022, compared to the three months ended September 30, 2021:

	Three Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Income/(loss) before income taxes	$(728)	$12	$(740)	-6167%

The increased loss before income tax is primarily due to an increase in operating expenses of $895,000 and an increase in other expense of $143,000. The increase in operating expenses is primarily related to increases in salaries and benefits and stock compensation expense, offset by an increase in revenue of $298,000.

Income Tax Benefit/(Provision)

The following table reflects our income tax benefit for the three months ended September 30, 2022, compared to the three months ended September 30, 2021:

	Three Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Income tax benefit/(provision)	$32	$(137)	$169	-123%

We had an income tax benefit of $32,000 for the three months ended September 30, 2022 compared to an income tax provision of $(137,000) for the three months ended September 30, 2021. We had income/(loss) before income tax for the three months ended September 30, 2022 and 2021 of $(728,000) and $12,000, respectively.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Total Revenue

Total revenue consists of service revenue, software solutions revenue and product revenue. The following table reflects our service revenue for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Total revenue	$26,112	$19,096	$7,016	37%

The increase in total revenue is due to an increase in service revenue of $636,000, an increase in software solutions revenue of $5,945,000, and an increase in product revenue of $435,000. The significant increase in software solutions revenue is primarily related to nine months of revenue for 2022 compared to only four months of revenue for the nine months end September 31, 2021.

Loss Before Income Taxes

The following table reflects our loss before income taxes for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Loss before income taxes	$(3,127)	$(2,090)	$(1,037)	50%

The increase in the loss before income tax is primarily due to an increase in revenue of $7,016,000, offset by an increase in operating expenses of $7,792,000 and an increase in other expense of $261,000. The increase in operating expenses is primarily related to increases in salaries and benefits, stock compensation expense, and nine months of software solutions operating expenses compared to only four month in the prior period.

Income Tax Benefit

The following table reflects our income tax benefit for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Income tax benefit	$315	$247	$68	28%

We had an income tax benefit of $315,000 for the nine months ended September 30, 2022 compared to an income tax benefit of $247,000 for the nine months ended September 30, 2021. We had a loss before income tax for the nine months ended September 30, 2022 and 2021 of $(3,127,000) and $(2,090,000), respectively.

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

In our November 10, 2022 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income/(loss), EBITDA and Adjusted EBITDA. The terms Non-GAAP net income/(loss), EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income/(loss), EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income/(loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Income
(Unaudited, in thousands, except for per share and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
U.S. GAAP net loss	$(696)	$(125)	$(2,812)	$(1,843)
Share-based compensation	851	415	2,762	1,150
Acquisition related expenses	8	4	31	1,065
Amortization of intangible assets	550	506	1,649	773
Non-GAAP net income	$713	$800	$1,630	$1,145

Non-GAAP earnings per common share:
Basic	$0.03	$0.04	$0.07	$0.06
Diluted	$0.03	$0.03	$0.06	$0.05

Weighted-average common shares outstanding:
Basic	22,620,703	21,596,415	22,439,575	19,757,658
Diluted	25,285,848	26,196,240	25,491,062	22,481,104

Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
U.S. GAAP net loss	$(696)	$(125)	$(2,812)	$(1,843)
Depreciation and amortization	623	569	1,862	931
Interest expense	19	24	57	64
Interest and other expense	165	17	281	13
Income tax provision/(benefit)	(32)	137	(315)	(247)
EBITDA	79	622	(927)	(1,082)
Acquisition related expenses	8	4	31	1,065
Share-based compensation	851	415	2,762	1,150
Adjusted EBITDA	$938	$1,041	$1,866	$1,133

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

Operating Results of our Cloud Telecommunications Services Segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Cloud Telecommunications Services	2022	2021	2022	2021
Service revenue	$4,473	$4,325	$13,427	$12,791
Product revenue	760	701	1,944	1,509
Total revenue	$5,233	$5,026	$15,371	$14,300
Operating expenses:
Cost of service revenue	$1,375	$1,210	$4,249	$3,816
Cost of product revenue	453	461	1,142	972
Selling and marketing	1,704	1,487	4,963	4,274
General and administrative	2,056	1,763	6,355	6,146
Research and development	284	358	898	1,096
Total operating expenses	5,872	5,279	17,607	16,304
Operating loss	(639)	(253)	(2,236)	(2,004)
Other expense	(17)	(22)	(52)	(58)
Loss before tax benefit/(provision)	$(656)	$(275)	$(2,288)	$(2,062)

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, administrative fees, website hosting, and web management services. The following table reflects our service revenue for the three months ended September 30, 2022, compared to the three months ended September 30, 2021:

	Three Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Service revenue	$4,473	$4,325	$148	3%

The increase in service revenue is due to an increase in telecommunications services of $113,000, an increase in sales-type lease interest of $24,000, an increase in one-time fees, commissions and other of $7,000, and an increase in fees, commissions, and other, recognized over time of $4,000, A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third-party equipment. The following table reflects our product revenue for the three months ended September 30, 2022, compared to the three months ended September 30, 2021:

	Three Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Product revenue	$760	$701	$59	8%

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

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2022 and 2021. Backlog decreased 2%, or $660,000 to $30,063,000 as of September 30, 2022 as compared to $30,723,000 as of September 30, 2021. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of July 1, 2022 and 2021, and September 30, 2022 and 2021, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of July 1, 2022	$29,452
Cloud Telecommunications backlog as of September 30, 2022	$30,063

Cloud Telecommunications backlog as of July 1, 2021	$27,227
Cloud Telecommunications backlog as of September 30, 2021	$30,723

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, customer support salaries, wages and benefits, and share-based compensation. The following table reflects our cost of service revenue for the three months ended September 30, 2022, compared to the three months ended September 30, 2021:

	Three Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Cost of service revenue	$1,375	$1,210	$165	14%

The increase in cost of service revenue was primarily due to added headcount related to our increase in revenue and company-wide salary increases resulting in $165,000 in additional costs, an increase of $60,000 for third party installation services, outsourced customer support, and assistance in the migration of our customers to our VIP platform, and an increase in other cost of service revenue of $26,000, offset by an $85,000 decrease in third-party telecommunications carrier costs.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the three months ended September 30, 2022, compared to the three months ended September 30, 2021:

	Three Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Cost of product revenue	$453	$461	$(8)	-2%

The decrease in cost of product revenue was primarily due to negotiating lower costs on our desktop phone devices.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries and benefits, share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the three months ended September 30, 2022, compared to the three months ended September 30, 2021:

	Three Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Selling and marketing	$1,704	$1,487	$217	15%

The increase in selling and marketing expense is due to an increase in commission expense of $121,000 directly related to the increase in revenue, an increase in salaries, wages and benefits of $88,000 related to expansion of our sales team, an increase in travel related costs and tradeshows of $30,000, offset by a decrease in sales leads and marketing material costs of $20,000 and a decrease in other sales and marketing expense of $2,000.

General and Administrative

General and administrative expenses consist of salaries, wages and benefits, share-based compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, depreciation, amortization of intangibles, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended September 30, 2022, compared to the three months ended September 30, 2021:

	Three Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
General and administrative	$2,056	$1,763	$293	17%

                The increase in general and administrative expenses is primarily due to an increase in administrative salaries, wages, and benefits of $375,000 related to an increase in headcount and company-wide salary increases, offset by a decrease in corporate insurance of $37,000 due to an allocation of cost to the software solutions segment, a decrease in bank processing fees of $13,000, and a decrease in other general and administrative expense of $32,000.

Research and Development

Research and development expenses primarily consist of salaries, wages and benefits, share-based compensation, and outsourced engineering services related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the three months ended September 30, 2022, compared to the three months ended September 30, 2021:

	Three Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Research and development	$284	$358	$(74)	-21%

The decrease in research and development expenses is primarily related to a decrease in costs for maintenance on our mobile applications and other development costs of $47,000 and a decrease in salaries, wages and benefits of $27,000.

Other Expense

Other expense primarily relates to interest expense and net foreign exchange gains or losses, offset by credit card cash back rewards. The following table reflects our other expense for the three months ended September 30, 2022, compared to the three months ended September 30, 2021:

	Three Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Other expense	$(17)	$(22)	$5	-23%

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, administrative fees, website hosting, and web management services. The following table reflects our service revenue for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Service revenue	$13,427	$12,791	$636	5%

The increase in service revenue is due to an increase in telecommunications service revenue of $397,000, an increase in one time fees, commissions and other of $182,000, an increase in sales-type lease interest of $40,000, and an increase in fees, commissions, and other, recognized over time of $17,000. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices and third-party equipment. The following table reflects our product revenue for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Product revenue	$1,944	$1,509	$435	29%

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

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2022 and 2021. Backlog decreased 2%, or $660,000 to $30,063,000 as of September 30, 2022 as compared to $30,723,000 as of September 30, 2021. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of January 1, 2022 and 2021, and September 30, 2022 and 2021, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of January 1, 2022	$30,190
Cloud Telecommunications backlog as of September 30, 2022	$30,063

Cloud Telecommunications backlog as of January 1, 2021	$28,551
Cloud Telecommunications backlog as of September 30, 2021	$30,723

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, customer support salaries, wages and benefits, and share-based compensation. The following table reflects our cost of service revenue for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Cost of service revenue	$4,249	$3,816	$433	11%

The increase in cost of service revenue was primarily due to added headcount related to our increase in revenue and company-wide salary increases resulting in $513,000 in additional costs, an increase of $178,000 for third party installation services, outsourced customer support, and assistance in the migration of our customers to our VIP platform, and an increase in other cost of service revenue of $44,000, offset by a $302,000 decrease in telecommunication carrier costs as we’ve eliminated costs by migrating customers to our VIP platform and as we’ve switched to lower cost telecommunication carriers.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Cost of product revenue	$1,142	$972	$170	17%

The increase in cost of product revenue is primarily due to an increase in product revenue.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries and benefits, share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Selling and marketing	$4,963	$4,274	$689	16%

The increase in selling and marketing expense is due to an increase in salaries, wages and benefits of $366,000 related to expansion of our sales team, an increase in commission expense of $193,000 directly related to the increase in revenue, and an increase in travel related costs and tradeshows of $161,000, offset by a decrease in other selling and marketing expenses of $31,000.

General and Administrative

General and administrative expenses consist of salaries, wages and benefits, share-based compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, depreciation, amortization of intangibles, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
General and administrative	$6,355	$6,146	$209	3%

The increase in general and administrative expenses is primarily due an increase in administrative salaries, wages and benefits of $1,207,000 related to an increase in share-based compensation as a result of a company-wide employee retention grant, an increase in headcount, and company-wide salary increases, and an increase in telecommunication fees of $53,000, offset by a decrease in acquisition related expenses of $1,050,000, related to the 2021 acquisitions of Centric Telecom and NetSapiens, and a decrease in other general and administrative expenses of $1,000.

Research and Development

Research and development expenses primarily consist of salaries, wages and benefits, share-based compensation, and outsourced engineering services related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Research and development	$898	$1,096	$(198)	-18%

The decrease in research and development expenses is primarily related to a decrease in costs for maintenance on our mobile applications and other development costs of $105,000, and a decrease in salaries, wages and benefits of $96,000, offset by a $3,000 increase in product testing expense.

Other Expense

Other expense primarily relates to interest expense and net foreign exchange gains or losses, offset by credit card cash back rewards. The following table reflects our other expense for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Other expense	$(52)	$(58)	$6	-10%

Operating Results of Software Solutions segment (in thousands):

In connection with the merger with NetSapiens, Inc., on June 1, 2021, the following Software Solutions operating segment was created. The operating results for the Software Solutions segment are included in our consolidated results of operations from the acquisition date of June 1, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
Software Solutions	2022	2021	2022	2021
Software solutions revenue	$3,875	$3,784	$10,741	$4,796
Operating expenses:
Cost of software solutions revenue	1,170	1,675	3,987	2,201
Selling and marketing	1,028	798	3,124	1,187
General and administrative	744	1,005	2,451	1,417
Research and development	838	-	1,732	-
Total operating expenses	3,780	3,478	11,294	4,805
Operating income/(loss)	95	306	(553)	(9)
Other expense	(167)	(19)	(286)	(19)
Income/(loss) before tax benefit/(provision)	$(72)	$287	$(839)	$(28)

Three months ended September 30, 2022 compared to three months ended September 30, 2021

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, and professional services. Software licenses are billed by the number of concurrent sessions a Partner has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fixes, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training and implementation as well as custom mobile branding. The following table reflects our service revenue for the three months ended September 30, 2022, compared to the three months ended September 30, 2021:

	Three Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Software solutions revenue	$3,875	$3,784	$91	2%

The increase is primarily related to a $546,000 increase in recurring software license and maintenance and support subscriptions, an increase in professional services of $33,000, offset by a decrease in perpetual software licenses of $488,000.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2022 and 2021. Backlog increased 6%, or $786,000 to $13,334,000 as of September 30, 2022 as compared to $12,558,000 as of September 30, 2021 as a result of our June 1, 2021 acquisition. Below is a table which displays the software solutions segment revenue backlog as of July 1, 2022 and 2021, and September 30, 2022 and 2021, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Software solutions backlog as of July 1, 2022	$12,669
Software solutions backlog as of September 30, 2022	$13,344

Software solutions backlog as of July 1, 2021	$12,828
Software solutions backlog as of September 30, 2021	$12,558

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries, wages and benefits, share-based compensation, amortization expense related to the technology, cost of Data Center hosting, third-party software modules and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the three months ended September 30, 2022, compared to the three months ended September 30, 2021:

	Three Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Cost of software solutions revenue	$1,170	$1,675	$(505)	-30%

The decrease in cost of service revenue is primarily related to the reclassification of $738,000  of research and development expenses out of cost of service revenue after carefully reviewing operating expenses that qualify as research and development operating expenses, a $50,000 decrease in amortization expense related to the technology, offset by an increase in cost of service revenue of $284,000 related to the company-wide salary increases that resulted in $158,000 of additional costs, an increase of $67,000 in data center hosting related to data center expansion and increased activity, an increase of $41,000 in third-party software modules and outsourced services required to install and support software solutions also due to increased activity, and a $18,000 increase in share-based compensation.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries, wages and benefits, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, amortization expense related to customer relationships intangible asset, and sales support software. The following table reflects our selling and marketing expenses for the three months ended September 30, 2022, compared to the three months ended September 30, 2021:

	Three Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Selling and marketing	$1,028	$798	$230	29%

The increase in selling and marketing expenses is primarily related to an increase in commissions of $99,000, an increase in salaries, wages and benefits of $76,000, an increase in share-based compensation of $29,000, an increase in customer relationships intangible asset amortization expense of $74,000, an increase in sales support software of $17,000, and a $20,000 increase in other selling and marketing expenses, offset by a decrease of $85,000 in third-party marketing services.

General and Administrative

General and administrative expenses consist of salaries, wages and benefits for executives, share-based compensation, administrative personnel, amortization of intangible asset related to trademarks and trade names, legal, rent, equipment, accounting and other professional services, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended September 30, 2022, compared to the three months ended September 30, 2021:

	Three Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
General and administrative	$744	$1,005	$(261)	-26%

The decrease in general and administrative expenses is primarily related to the reclassification of $100,000 of research and development expenses out of general & administrative expenses after carefully reviewing expenses that qualify as research and development operating expenses, and a reduction in professional service fees of $117,000, a decrease in equipment of $38,000, and a $6,000 decrease in other administrative corporate expenses.

Research and Development

Research and development expenses primarily consist of salaries, wages and benefits, share-based compensation, and outsourced engineering services related to the development of our software solutions. The following table reflects our research and development expenses for the three months ended September 30, 2022, compared to the three months ended September 30, 2021:

	2022	2021	Dollar Change	Percent Change
Research and development	$838	$-	$838	-

The increase in research and development expenses is primarily related to the reclassification of research and development expenses out of cost of service revenue of $738,000 and general and administrative expenses of $100,000 after carefully reviewing operating expenses that qualify as research and development operating expenses.

Other Expense

Other expense primarily relates to interest expense and net foreign exchange gains or losses. The following table reflects our other expense for the three months ended September 30, 2022, compared to the three months ended September 30, 2021:

	Three Months Ended September 30,
	2022	2022	Dollar Change	Percent Change
Other expense	$(167)	$(19)	$(148)	779%

The increase in other expense primarily related to net foreign exchange losses during the period.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, and professional services. Software licenses are billed by the number of concurrent sessions a Partner has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fixes, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training and implementation as well as custom mobile branding. The following table reflects our service revenue for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Software solutions revenue	$10,741	$4,796	$5,945	124%

The increase is primarily related to nine months of revenue for the nine months ended September 30, 2022, compared to only four months of revenue for the nine months end September 30, 2021, due to the June 1, 2021 acquisition date.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2022 and 2021. Backlog increased 6%, or $786,000 to $13,334,000 as of September 30, 2022 as compared to $12,558,000 as of September 30, 2021. Below is a table which displays the software solutions segment revenue backlog as of January 1, 2022 and 2021, and September 30, 2022 and 2021, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Software solutions backlog as of January 1, 2022	$13,034
Software solutions backlog as of September 30, 2022	$13,344

Software solutions backlog as of January 1, 2021	$-
Software solutions backlog as of September 30, 2021	$12,558

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries, wages and benefits, share-based compensation, amortization expense related to the technology, cost of Data Center hosting, third-party software modules and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Cost of software solutions revenue	$3,987	$2,201	$1,786	81%

The increase in cost of service revenue is primarily related to nine months of costs for the nine months ended September 30, 2022, compared to only four months of costs for the nine months end September 30, 2021, due to the June 1, 2021 acquisition date, and the reclassification of $1,530,000 in research and development expenses out of cost of service revenue for the nine months ended September 30, 2022, after carefully reviewing operating expenses that qualify as research and development operating expenses.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries, wages and benefits, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Selling and marketing	$3,124	$1,187	$1,937	163%

The increase in selling and marketing expenses is primarily related to nine months of expenses for the nine months ended September 30, 2022, compared to only four months of expenses for the nine months end September 30, 2021, due to the June 1, 2021 acquisition date.

General and Administrative

General and administrative expenses consist of salaries, wages and benefits for executives, share-based compensation, administrative personnel, amortization of intangible asset related to customer lists, legal, rent, equipment, accounting and other professional services, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
General and administrative	$2,451	$1,417	$1,034	73%

The increase in general and administrative expenses is primarily related to nine months of expenses for the nine months ended September 30, 2022, compared to only four months of expenses for the nine months end September 30, 2021, due to the June 1, 2021 acquisition date, and the reclassification of $202,000 of research and development expenses out of general & administrative expenses after carefully reviewing expenses that qualify as research and development operating expenses.

Research and Development

Research and development expenses primarily consist of salaries, wages and benefits, share-based compensation, and outsourced engineering services related to the development of our software solutions. The following table reflects our research and development expenses for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Research and development	$1,732	$-	$1,732	-

The increase in research and development expenses is primarily related to the reclassification of research and development expenses out of cost of service revenue of $1,530,000 and general and administrative expenses of $202,000 after carefully reviewing operating expenses that qualify as research and development operating expenses.

Other Expense

Other expense primarily relates to interest expense and net foreign exchange gains or losses. The following table reflects our other expense for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Other expense	$(286)	$(19)	$(267)	1405%

The increase in other expenses is primarily related to net foreign exchange losses during the nine months ended September 30, 2022.

Liquidity and Capital Resources

Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We finance our operations primarily through services, software solutions, and product sales to our customers. As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $4,821,000 and $7,468,000, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment, asset acquisitions, business combinations, and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next twelve months.

Operating Activities

Cash provided by or used in operating activities is driven by our net loss, the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business. The following table reflects our net cash used in operating activities for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Net cash used in operating activities	$(2,665)	$(473)	$(2,192)	463%

The net cash used for operations was primarily driven by our net loss for the nine months ended September 30, 2022 of $696,000, an increase in accounts receivable, an increase in equipment financing receivables, an increase in contract costs, an increase in prepaid expenses, an increase in income tax receivable, a decrease in accounts payable and accrued expenses, and a decrease in contract liabilities, offset by non-cash expenses for depreciation and amortization and share-based compensation.

Investing Activities

Cash provided by or used in investing activities is driven by the purchase of property and equipment, business combinations, and asset acquisitions. The following table reflects our net cash used in investing activities for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Net cash used in investing activities	$(192)	$(10,596)	$10,404	-98%

Net cash used for investing activities in the nine months ended September 30, 2022, primarily relates to the purchase of property and equipment.

Net cash used for investing activities for the nine months ended September 30, 2021, primarily relates to cash paid for a business combination. During the nine months ended September 30, 2021, the Company acquired 100% of the issued and outstanding shares of Centric Telecom, Inc., a provider of telecommunications products, services, and solutions in Northern Virginia. The aggregate purchase price of $3,255,000 consisted of $2,163,000 of cash paid at closing, 46,662 shares of our common stock with an estimated fair value of $346,000 issued at closing, and $746,000 of estimated contingent consideration to be paid out based on annualized revenue recognized during the nine month earn-out period. On September 1, 2021, the Company acquired 100% of the issued and outstanding shares of NetSapiens, Inc. (“NetSapiens”), a provider of a comprehensive suite of unified communications (UC), video conferencing, collaboration & contact center solutions to service providers, servicing over 1.7M users around the globe. The aggregate purchase price was approximately $49.1 million, consisting of $10 million in cash, and approximately $39 million in common stock and stock options. In connection with the closing of the Merger, the Company issued 3,097,309 shares of the Company’s common stock valued at $5.47 per share for common stock consideration of approximately $16.9 million, and 4,482,328 options under the Crexendo, Inc. 2021 Equity Incentive Plan with an aggregate value of $22.1 million, net of the aggregate exercise price of $5.6 million.

Financing Activities

Cash provided by or used in financing activities is driven by the proceeds from the exercise of options, taxes paid on the net settlement of stock options and RSUs, payment of contingent consideration, proceeds from finance leases and notes payable, repayments made on finance leases and notes payable, dividend payments, and proceeds from the issuance of common stock in connection with an offering. The following table reflects our net cash provided by/(used in) financing activities for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2022	2021	Dollar Change	Percent Change
Net cash provided by/(used in) financing activities	$(36)	$1,081	$(1,117)	-103%

Net cash used in financing activities in the nine months ended September 30, 2022, primarily relates to cash proceeds from the exercise of stock options of $576,000, offset by the payments of employee tax withholdings related to the net settlement of stock options and RSUs of $135,000, dividend payments of $336,000, and repayments of notes payable and finance leases of $141,000.

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

Off Balance Sheet Arrangements

As of, September 30, 2022, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed
		Form	Date	Number	Herewith

31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
31.2	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350				X
32.2	Certification Pursuant to 18 U.S.C. Section 1350				X
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

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

Crexendo, Inc.

November 10, 2022	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Chief Executive Officer

November 10, 2022	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer

