Form 10-K
period 2022-12-31
Crexendo, Inc.
filed 2023-03-14
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022:

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2022 was approximately $24,250,036.

The number of shares of the registrant’s common stock outstanding as of February 28, 2023 was 25,697,115.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

ITEM 1. BUSINESS

OVERVIEW

Crexendo, Inc. is an award-winning premier provider of cloud communication platform and services, video collaboration and managed IT services designed to provide enterprise-class cloud solutions to any size business. Our solutions currently support over three million end users globally. By providing a variety of comprehensive and scalable solutions, we are able to cater to businesses of all sizes on a monthly subscription basis without the need for expensive capital investments, regardless of where their business is in its lifecycle. Our products and services can be categorized in the following offerings:

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

We generate recurring revenue from our cloud telecommunications services, broadband Internet services, managed IT services, software license sales, and infrastructure as a service. Our cloud telecommunications contracts typically have a thirty-six to sixty month term. We may also charge activation and flash fees and the Company generally allocates a portion of the activation fees to the desktop devices, which is recognized at the time of the installation or customer acceptance, and a portion to the service, which is recognized over the contract term using the straight-line method. We also charge other various contracted and non-contracted fees.

We generate product revenue, equipment financing revenue, and device as a service revenue from the sale and lease of our cloud telecommunications equipment. Revenues from the sale of equipment, including those from sales-type leases, are recognized at the time of sale or at the inception of the lease, as appropriate.

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

OUR SERVICES AND PRODUCTS

Our solutions currently support over three million end users globally and was recently recognized as the fastest growing UCaaS platform in the United States. By providing a variety of comprehensive and scalable solutions, we are able to cater to businesses of all sizes on a monthly subscription basis without the need for expensive capital investments, regardless of where their business is in its lifecycle. Our products and services can be categorized in the following offerings:

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

Software Solutions – Our software solutions offering provides a comprehensive suite of unified communications (UC), video conferencing, collaboration & contact center solutions to over 215 service providers, servicing over three million users around the globe. Our platform enables service providers to customize packages with unprecedented levels of flexibility, profitability, and ease of use.

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

SEGMENT INFORMATION

The Company has two operating segments, which consist of cloud telecommunications services and software solutions. The information below is organized in accordance with our two reportable segments. Segment operating income is equal to segment net revenue less segment cost of service revenue, cost of product revenue, sales and marketing, research and development, and general and administrative expenses.  Segment revenue and income/(loss) before income tax benefit/(provision) was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Revenue:
Cloud telecommunications services	$22,406	$19,426
Software solutions	15,148	8,666
Consolidated revenue	$37,554	$28,092

	Year Ended December 31,
	2022	2021
Loss before income tax benefit:
Cloud telecommunications services	$(3,948)	$(2,713)
Software solutions	(32,227)	(197)
Loss before income tax	$(36,175)	$(2,910)

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

Our Software Solutions technology includes a full suite of Voice over Internet Protocol (VoIP)/UC features with one low cost universal license, built out either in a client's own data centers, or on our Managed Infrastructure as a Service. Our current functionality includes:

●        Carrier Grade with Geo-Redundant Reliability

●        Scalability to support communications service providers of all sizes

●        Video Conferencing and Collaboration

○        Webinars

○        Scheduling

○        Meeting Recordings

○        Content/Screen Sharing

○        Chat

●        Multi Tenant Architecture to support multiple resellers, agents and retail clients

●        Contact Center as a Service (CCaaS)

○        All-in-One Cloud Native Contact Center

○        Workforce Engagement

○        Call Recording

○        Employee Performance Management

○        Quality Assurance & Monitoring

○        Reporting, Analytics & Insights

●        Unified Communications as a Service (UCaaS)

○        PBX functionality in the Cloud

○        Natively integrated with messaging, team collaboration, meetings and contact center

○        Unified mobile and device experience

○        Full integration with Microsoft Teams

○        HD Audio

○        Call Transcription

○        Sentiment Analysis

○        Customizable Emergency Notifications

○        E911 Dynamic Routing

○        Cradle to Grave Reporting

●        Infrastructure as a Service

○        Eliminate CAPEX and startup costs

○        Slash time to market with immediacy of HW, resources, and expertise

○        Client’s own SNAPsolution running in redundant Top-tier  data centers both in the US and Europe

○        Public vs Private Network Separation

○        Multi-Layer Network Security

○        Access Control Tracking and Change Control Procedures

○        Offloads operations, upgrade and maintenance to Crexendo

○        Disaster recovery and business continuity

○        Operational flexibility with on-demand scaling

○        4 “9”s service uptime reliability

RESEARCH AND DEVELOPMENT

We invested $3,955,000 and $1,396,000 for the years ended December 31, 2022 and 2021, respectively, in the research and development of our technologies and data centers. The majority of these expenditures were for enhancements to our cloud telecommunications products and services and continued development of our software solutions products.

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

EMPLOYEES

As of December 31, 2022, we had 181 employees; 176 full-time and 5 part-time, including 10 executives, 45 sales representatives and sales management, 8 in marketing, 29 engineers and IT support, 73 in operations and customer support, 16 in accounting, finance, and legal.

CORPORATE INFORMATION

Crexendo, Inc. was incorporated as a Nevada corporation under the name “Netgateway, Inc.” on April 13, 1995. In November 1999, we were reincorporated under the laws of Delaware.  In July 2002, we changed our corporate name to “iMergent, Inc.” In May 2011, our stockholders approved an amendment to our Certificate of Incorporation to change our name from "iMergent, Inc." to "Crexendo, Inc." The name change was effective May 18, 2011. Our ticker symbol "IIG" on the New York Stock Exchange was changed to “EXE” on May 18, 2011. On January 13, 2015, the Company moved to the OTCQX Marketplace and our ticker symbol was changed to “CXDO”.  In November 2016, we were reincorporated as a Nevada corporation.  On July 8, 2020, the Company up listed to The Nasdaq Capital Market keeping our ticker symbol “CXDO”.

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

ITEM 1A. RISK FACTORS.

The adverse impacts of the COVID-19 pandemic may continue to impact our business there is also the potential of other pandemics which may cause some adverse effects on our business and may continue to have increased adverse effects our business, results of operations, and financial condition.

Since early 2020, the world has been and continues to be impacted by COVID-19 and its variants. COVID-19 and measures to prevent its spread have impacted our business in a number of ways, and it and other potential pandemics may continue to impact the business. Effects of the COVID-19 pandemic have negatively impacted the global economy and may continue to cause negative impacts. The effects of COVID-19 as well as potential future pandemics may continue to impact our business as well as those of the third-parties we rely upon for our manufacturing, shipping and other operations particularly in China. Among other things a new outbreak of a pandemic, the remaining effects of COVID-19 or the continuation of the COVID-19 pandemic may result in:

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

The economic stimulus and the resulting inflation, supply chain issues and potential recession which is related to the response to COVID-19 has also caused significant uncertainty and volatility in global and domestic financial markets and the trading prices for the common stock of technology companies, including us. Due to such volatility, we may not be able to raise additional capital, if needed, on favorable terms, or at all. Further adverse economic events resulting from the COVID-19 pandemic, including a sustained economic downturn, could materially and adversely affect our business, access to capital markets and the value of our common stock.

                We believe the production capabilities of our suppliers have been, and may continue to be, impacted as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by both COVID-19 and post pandemic issues discussed herein. The continued disruption in the manufacture, shipment and sales of telephones and ancillary equipment may negatively and materially impact our operating and financial operating results, including revenue, gross margins, operating margins, cash flows and other operating results.

A continued downturn in the worldwide or domestic economy may harm our business.

There is currently a downturn in the worldwide and domestic economy caused by inflation, reduced demand and a potential recession. As the economic uncertainty prolongs, this may continue to reduce demand for our products or our customers’ products, which could result in significant decreases in sales and margins for our products. In addition, the deterioration in credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures. We may experience losses on our holdings of cash and investments due to failures of financial institutions and other parties. Adverse economic conditions may also result in a higher rate of losses on our accounts receivables due to credit defaults. As a result, a continued downturn in the worldwide or domestic economy could have a material adverse effect on our business, results of operations, or financial condition.

The US economy has started to recover from the pandemic but the bounce back in demand has stressed supply chains and caused inflation to rise sharply. The economy is expected to slow, as the Federal Reserve continues to tighten monetary policy these factors may negatively affect our business.

The economy is uncertain, there is rising interest and there is a risk of a recession which may cause substantial disruption in our sales and results. Of particular concern is (1) Impact of Market Downturn on Sales; (2) Impact of Uncertain Capital Markets; (3) Rising Interest Rates and the (4) Impact of Inflation; Those issues, together with other uncertainties based on the economy may cause customers to cease operations, reduce spending by our customers, have customers defer purchase decisions and or reduce spending. All of those factors may have a material adverse effect on our business, results of operations, or financial condition.

Our quarterly and annual results of operations have fluctuated in the past and may continue to do so in the future. As a result, we may fail to meet or to exceed the expectations of research analysts or investors, which could cause our stock price to fluctuate and impair our ability to raise capital.

Our quarterly and annual results of operations have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors (including but not limited to inflation, economic uncertainty, potential recession and COVID-19), some of which are outside of our control, including:

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

Any one of the factors above, or the cumulative effect of some or all of the factors referred to above, may result in significant fluctuations in our quarterly and annual results of operations. This variability and unpredictability could result in our failure to meet the expectations of research analysts or investors for any period, which could cause our stock price to decline. We sustained operating losses in 2022 and 2021 and may experience losses in the future. In addition, a significant percentage of our operating expenses is fixed in nature and is based on forecasted revenues trends. Accordingly, in the event of revenue shortfalls, we may not be able to mitigate the negative impact on net income/(loss) and margins in the short term. If we fail to meet or exceed the expectations of research analysts or investors, the market price of our shares could fall substantially, and we could face costly lawsuits, including securities class-action suits. This may also impair our ability to raise capital, should we seek to do so.

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

The investments we have made and will continue to make may not generate the returns that we anticipate, which could adversely impact our financial condition and make it more difficult for us to grow revenue and/or return to GAAP profitability. In order to continue and maintain profitability, we will need to manage our cost structure more efficiently, not incur significant liabilities, while continuing to grow our revenues. Despite these efforts, our revenue growth may slow, revenues may decline, or we may incur significant losses in the future due to economic and world conditions downturn in general economic conditions, increasing competition (including competitive pricing pressures), decrease in the adoption or sustained use of cloud communications market, exiting lines of business, or our inability to execute on business opportunities. We cannot be certain that we will be able to achieve or maintain operating profitability in the future.

We expect to undertake additional acquisitions the cost of which may affect profitability in certain quarters and for periods after the closing of the acquisition.

Our future operating results, including revenues, expenses, losses and profits, may vary substantially from period to period and may be difficult to predict.

We have been paying a quarterly dividend and there is no guarantee that dividends will continue to be paid

We may not be able to maintain paying dividends at current rates or at all. We have been paying a quarterly dividend. Any determination to pay dividends to the Company’s stockholders in the future will be at the discretion of the board of directors and will depend on the Company's results of operations, financial condition and other factors deemed relevant by the board of directors. The ability to pay dividends depends largely on results of operations. In addition, the Company may choose to retain capital to support growth or further mitigate risk instead of returning capital to its shareholders. As a result, there can be no assurance that we will be able to maintain paying dividends.

We expect to undertake acquisitions, mergers or change to our capital structure to expand our business, which may pose risks to our business and dilute the ownership of our existing stockholders. We may be required to acquire debt to fund acquisitions or mergers.

As part of a potential growth strategy, we expect to attempt to acquire or merge with certain businesses. Whether we realize benefits from any such transactions will depend in part upon the integration of the acquired businesses, the performance of the acquired products, services and capacities of the technologies acquired, as well as the personnel hired in connection therewith. Accordingly, our results of operations could be adversely affected from transaction-related charges, amortization of intangible assets, and charges for impairment of long-term assets including goodwill and intangible assets. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there can be no assurance that any potential transaction will be successful.

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

Acquiring debt to finance acquisitions would require paying down of principal and payment of interest, which requires the use of cash, and we may not have sufficient cash flow from our business to pay down substantial debt. The ability to make scheduled payments of principal or to pay interest on debt will depend on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations to service any acquired debt, including paying off the principal when due, and make necessary capital expenditures.

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

As of December 31, 2022, we had net operating loss (“NOL”) carry-forwards of approximately $26,892,000. Section 382 of the Internal Revenue Code, as amended (the “Code”) imposes limitations on a corporation’s ability to utilize its NOL carry-forwards. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Any limited amounts may be carried over into later years, and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the recognition period). Future changes in ownership of more than 50% may also limit the use of these remaining NOL carry-forwards. Our earnings, if any, and cash resources would be materially and adversely affected if we cannot receive the full benefit of the remaining NOL carry-forwards. An ownership change could occur as a result of circumstances that are not within our control.

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

The markets for our products and services are continuing to evolve and are increasingly competitive. Demand and market acceptance for recently introduced and proposed new products and services and sales of such products and services are subject to a high level of uncertainty and risk. Our business may suffer if the market develops in an unexpected manner, develops more slowly than in the past or becomes saturated with competitors, if any new products and services do not sustain market acceptance. A number of very large, well-capitalized, high-profile companies serve the e-commerce, VoIP and Cloud technology markets. If any of these companies entered our markets in a focused and concentrated fashion, we could lose customers, particularly more sophisticated and financially stable customers.

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

Our Software Solutions division competes against numerous competitors including established well financed competitors.

The success of our Software Solutions division depends on a number of factors, including but not limited to acceptance of the functions and features we provide. We face numerous start up’s as well as well-established well financed competitors. Those competitors may disrupt the pricing structure we have in place and or offer additional features which we do not provide. Competitors may also provide new technologies such AI and bot, that we have not yet been able to provide. Such completion may affect our results, sales, margins, operating efficiencies and price of our common stock.

               The Managed Service Provider Industry is highly competitive. We face intense competition from both large and regional providers.

We purchased Allegiant Networks, LLC (“Allegiant”) on November 1, 2022. In addition to telecommunications services, Allegiant provides Managed IT Services and Support. While those revenues do not represent a significant portion of our overall revenues, the managed services market is a highly competitive industry. Managed Service contains the same risks as detailed in the risk factors including the additional risks detailed herein.

Managed service is the practice of outsourcing on a proactive basis certain processes and functions intended to improve operations and cut expenses. It simplifies IT operations, increases user satisfaction, and improves service quality while reducing operating costs. Industry requirements, standards, applications, automation, and client needs are changing daily. These ever-changing factors and our ability to quickly adapt and meet those demands could negatively impact our ability to retain and attract clients. In addition, the rapid adoption of digital transformation and the rush of both large and midmarket providers to address this massive market opportunity creates risk and significant competition. We have no control on the outsourced services and a catastrophic failure on the part of one of the outsourced services could cause a loss of customers, loss of revenue, potential liability and a decline in our stock price.

As a small regional provider, many of Allegiant’s current and potential MSP competitors have longer operating histories providing managed services, significantly greater resources and brand awareness, and a larger base of customers than we have. As a result, these competitors may have greater credibility with our existing and potential customers.

Errors in our technology or technological issues outside our control could cause delays or interruptions to our customers.

Our services (including cloud telecommunications, software solutions, managed services and e-commerce) can be disrupted by problems with our technology and systems such as malfunctions in our servers, processes, software or facilities. In addition, there may be service interruptions for reasons outside our control. Our customers and potential customers subscribing to our services have experienced such interruptions in the past and may experience such interruptions in the future as a result of these types of problems or others which may or may not be in our control. Such Interruptions cause us to lose customers and offer customer credits, which could adversely affect our revenue and profitability. Network and telecommunication interruptions may also impair our ability to sign-up new customers. In addition, since our systems and our customers’ ability to use our services are Internet-dependent, our services may be subject to “cyber-attacks” from the Internet, which could have a significant impact on our systems and services.

If we do not successfully maintain our physical infrastructure and maintain sufficient diverse geo redundant locations, which require large investments, we may be unable to substantially increase our sales and retain customers.

Our ability to provide cloud telecommunications services is dependent upon on our physical and cloud-based infrastructure. While our physical equipment required for providing these services is redundant in nature, certain types of failures or malfunctioning of critical hardware/software equipment, including but not limited to fire, water or other physical damage may impact our ability to deliver continuous service to our customers, while there are redundancies, there is no guarantee that the system will operate as planned to provide back up in the event of an outage. Act of God or terrorism or vandalism or negligence or gross negligence including failure to properly update and maintain infrastructure may result in loss of revenue, profitability and failure to retain and acquire new customers.

Our ability to recover from disasters or failures, if and when they occur, is paramount to offering continued service to our existing customers. We maintain a redundant physical infrastructure for disaster recovery. This system does not guarantee continued reliability if a catastrophic event occurs. Despite implementation of network security measures, our servers may be vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems including, but not limited to, denial of service attacks. In addition, if there is a breach or alleged breach of security or privacy involving our services including but not limited to data loss, or if any third party undertakes illegal or harmful actions using our communications or e-commerce services, our business and reputation could suffer substantial adverse publicity and impairment. We have experienced interruptions in service in the past. We have taken and continue to take steps to improve our infrastructure to prevent service interruptions.

In addition to our physical infrastructures, we have a cloud infrastructure deployment with Amazon Web Services (“AWS”) which is intended to provide continuous service to our customers in the event of a disaster or failure of our physical infrastructures. If we fail to properly maintain our infrastructure or our third-party service providers fail to maintain these facilities properly, or fail to respond quickly to problems, our customers may experience service interruptions. The failure to properly maintain services may result in negative consequences to us including but not limited to: (i) cause a material loss of customers, (ii) adversely affect our reputation, (iii) cause negative publicity, (iv) negatively impact our ability to acquire customers, (v) negatively impact our revenue and profitability, (vi) potential law suits for not reaching E-911 services, and (vii) potential law suits for loss of business and loss of reputation.

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

Changes or the termination of our web hosting model may negatively affect our business

The Company shifted away from selling web hosting in 2011. The Company is not actively marketing its website development software or website hosting services and may decide to terminate. Our website hosting revenue represents less than 1% of our total revenue for the year ended December 31, 2022 and will continue to decline. In addition, the Company may determine that it will discontinue its web hosting functions as the cost to provide services may exceed any revenue received from those services. The failure to provide hosting may cause disruptions to customers who may attempt to claim that the Company is required to continue to host active websites and seek legal redress for such claims.

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

A substantial percentage of our revenues come from small and medium-sized businesses. These customers may be more adversely affected by economic downturns than larger, more established businesses. Weakness in certain segments of the credit markets and in the U.S. and global economies may result in customers reducing size or terminating their business, which could negatively affect our business. If small and medium-sized businesses experience financial hardship as a result of a weak economy, industry consolidation, or any other reason, the overall demand for our subscriptions could be materially and adversely affected.

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

We sell our products and services primarily through direct sales and our partner channel, and we must substantially expand the number of partners and producing direct sales personnel to increase organic revenue substantially. If we are unable to expand our partner channel network and hire and retain qualified sales personnel, our ability to increase our organic revenue and grow our business could be compromised. The challenge of attracting, training, and retaining qualified candidates, may make it difficult to grow revenue. Our direct sales are driven largely by inside sales who sell our services and products to customers. Our future growth depends on our ability to develop and maintain a successful direct sales organization that identifies and closes a significant portion of sales. If we or the agents fail to do so, we may be unable to meet our revenue growth targets. Our partner sales are generated through indirect channel sales. These channels consist of master agents’ independent agents (including master agents), value-added resellers, and service providers. We contract directly with the end customer. We may or may not have active involvement in the sale or may use these channel partners to identify, qualify and manage prospects throughout the sales cycle. These channels may generate an increasing portion of our revenue in the future. Our continued success requires continuing to develop and maintain successful relationships with these partners. If we fail to properly select and manage our partners, or they are not successful in their sales efforts, we may be unable to meet our revenue growth targets.

A substantial portion of our sales is dependent on our partner channel (including but not limited to, resellers, and master agents) to sell our products and services; our failure to effectively develop, manage, and maintain our indirect sales channels could materially and adversely affect our revenues.

Our success depends on our continued ability to establish and maintain a network of channel relationships, including but not limited to strategic partners, agents, and master agents. We need to properly manage and expand these relationships. These relationships are essential both in targeting our strategic base and expanding into the enterprise market. We believe we will need to expand our network in order to grow our business. An increasing portion of our revenues are and maybe derived from our network of  resellers. We do not have long-term contracts with these resellers, nor do most of our contracts require minimum commitments on the part of resellers. The loss of or reduction in sales through these third parties could materially reduce our revenues. Many of our competitors also rely on resellers and there may be intense completion regarding their sales, attention, and commitment.  Competitors may be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues.

Acquiring new resellers and retaining current resellers requires substantial training in our technology and subscription offerings which necessitates time and resources. To maintain and expand our indirect sales, we must continue to scale and improve our processes and procedures to support these agents, including investment in systems and training.

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

Our rate of customer cancellations we believe has increased and may increase in future periods due to many factors, some of which are beyond our control, such as the financial condition of our customers or the state of credit markets, especially given the current economic uncertainty, inflation and supply issue and their impact on the economy. In addition, a single protracted service outage or a series of service disruptions, whether due to our services or those of our bandwidth carriers, may result in a sharp increase in customer cancellations.

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

Providing customer services effectively requires that our customer support personnel have industry-specific technical knowledge and expertise. It may be difficult and costly for us to hire qualified personnel. Our support personnel require extensive training on our products and services, which may make it difficult to scale up our support operations rapidly or effectively. The importance of high-quality customer support will increase as we expand our business and pursue new customers. If we do not help our customers quickly resolve post-implementation issues and provide effective ongoing support, our ability to sell additional features and services to existing customers will suffer and our reputation may be harmed.

Our telecommunications and managed services success depends in part upon the capacity, reliability, and performance of our several third-party providers and their network infrastructure, the failure of which could cause delays or interruptions of our service and impact our revenue and profitability. Our Software Solutions Division relies on outside contractors and service providers, the failure of which could impact servie and profitability.

We depend on several third-party providers to provide uninterrupted and error-free service to maintain our operations and to provide managed services. We do not have control over these providers, and some of these providers may be our competitors. We may be subject to interruptions or delays in their service and our reputation and business may be harmed. The failure of any of these third party service providers to properly maintain services may result in negative consequences to us including but not limited to: (i) cause a loss of customers, (ii) adversely affect our reputation, (iii) cause negative publicity, (iv) negatively impact our ability to acquire customers, (v) negatively impact our revenue and profitability, (vi) potential law suits for not reaching E-911 services, and (vii) potential law suits for loss of business and loss of reputation. These third-party providers include:

o

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

o

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

o

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

o

Our services providers and partners may experience service interruptions or degradation because of hardware and software defects or malfunctions, computer denial-of-service and other cyberattacks, human error, natural disasters, power losses, disruptions in services, bankruptcy, fraud, military or political conflicts, terrorist attacks, computer viruses or other malware, or other events. Their systems also may be subject to break-ins, sabotage and intentional acts of vandalism. Some of our provider systems may not be fully redundant, and their disaster recovery planning may not be sufficient for all eventualities.

o

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

We are subject to a variety of federal and state laws and regulations as well as oversight from a variety of governmental agencies and public service commissions. The laws governing our business may change in ways that harm our business. Federal or state governmental agencies administering and enforcing such laws may also choose to interpret and apply them in ways that harm our business. These interpretations are also subject to change. Regulatory action could materially impair or force us to change our business model and may adversely affect our revenue, increase our compliance costs, and reduce our profitability. In addition, governmental agencies such as the Securities and Exchange Commission (“SEC”), Internal Revenue Service (“IRS”), Federal Trade Commission (“FTC”), Federal Communication Commission (“FCC”) and state taxing authorities may conclude that we have violated federal laws, state laws or other rules and regulations, and we could be subject to fines, penalties or other actions that could adversely impact our financial results or our ability to conduct business.

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

Risks Related to Our Common Stock

Our stock price may be volatile and may decline,

The trading price and volume of our common stock is likely to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

●	actual or anticipated fluctuations in our results of operations due to, among other things, changes in customer demand, pricing, ordering patterns, and unforeseen operating costs;

●	developments, status, and impact on us, our competitors, our constituents, and our suppliers related to supply chain disruptions;

●

failure of research analysts to maintain coverage or the ability to get additional coverage, changes in financial estimates or ratings by any research analysts who follow us, or our failure to meet these estimates or the expectations of investors;

●	announcements by us or our competitors of significant technical innovations, substantial promotions, price reductions, acquisitions, strategic partnerships, or joint ventures;

●	changes in operating performance and stock market valuations of other competitive companies generally, or those in the telecommunication and related services industry;

●	cyclical fluctuations;

●	price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;

●	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

●	new laws or regulations or new interpretations of existing laws, or regulations applicable to our business;

●	any major change in our management;

●	lawsuits threatened or filed against us; and

●	other events or factors, including those resulting from war, incidents of terrorism, the COVID-19 pandemic or responses to these events.

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

Our Chairman of the Board owns a significant amount of our common stock and could exercise substantial corporate control. There may be limited ability to sell the Company absent the consent of the Chairman.

Steven G. Mihaylo, who has recently retired as Chief Executive Officer, but remains Chairman of the Board of Crexendo, Inc., owns approximately 44% of the outstanding shares of our common stock based on the number of shares outstanding as of December 31, 2022. Mr. Mihaylo has the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, amalgamation, consolidation or sale of all or substantially all of our assets. Mr. Mihaylo may have the ability to control the management and affairs of our Company. As a “control company” it may not be required that the Company maintains a board comprising a majority of independent directors. As a director, Mr. Mihaylo owes a fiduciary duty to our stockholders. As a stockholder, Mr. Mihaylo is entitled to vote his shares, in his own interests, which may not always be in the interests of our stockholders generally. Accordingly, even though certain transactions may be in the best interests of other stockholders, this concentration of ownership may harm the market price of our common stock by, among other things, delaying, deferring or preventing a change in control of our Company, impeding a merger, amalgamation, consolidation, takeover or other business combination involving our Company, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

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

As part of our recent acquisitions there are certain employees who own substantial amounts of our common stock which is subject to sale on the open market.

The substantial purchase price of our acquisition of both NetSapiens and Allegiant involved the issuing of our common stock. The lock up period for the purchase of NetSapiens has ended, and there is a rolling two year lock up of the stock that was part of the consideration for the purchase of Allegiant. These employees who acquired the stock may sell their shares on the open market which may depress our stock price. Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock.

There is no guarantee that Crexendo and recently acquired companies will fully integrate operations or. failure to properly manage the acquisitions could impact our stock price and our future business and financial results.

The success of the Allegiant acquisition and future acquisitions will depend, in part, on our ability to successfully integrate the business and operations and fully realize the anticipated benefits and synergies from combining the businesses. However, to realize these anticipated benefits and synergies, the businesses must be successfully combined. If we are not able to achieve these objectives, the anticipated benefits and synergies may not be realized fully or at all or may take longer to realize than expected. Any failure to timely realize these anticipated benefits could have a material adverse effect on our revenues, expenses and operating results. We have integrated most of the operations from the NetSapiens acquisition, we are beginning to see the efficiencies from combining the operations, there is no guarantee however that those efficiencies will fully materialize.

We are planning to migrate most of Crexendo’s customers to the Crexendo Software Solutions Communication Platform, the failure to do that efficiently and properly may impact our business revenue and stock price.

We are continuing process of moving certain Crexendo customers to the Crexendo Software Solutions communication platform while retaining some customers on the Crexendo Ride the Cloud® system. There can be significant cost savings associated with consolidating all customers on one communication platform. The failure to properly migrate customers could cause customer service issues which could cause cancellations and loss of revenue. There may be expenses and other difficulties involved in migrating customers, which may cause substantial short-term expenses prior to realizing the anticipated cost savings from primarily operating one system. We may be unable to realize efficiencies of primarily maintaining one communication platform.

We have incurred and still have some continuing transaction costs in connection with Acquisitions.

We have incurred significant costs in connection with the recent acquisitions including legal, accounting, financial consulting, and related fees.  There will be costs associated with combining accounting systems with the Allegiant system. We may also incur fees and costs related to these integration plans. We may be unable to realize efficiencies that would allow us, over time, to offset the costs incurred in connection with acquisitions.

Crexendo may have difficulty attracting, motivating and retaining executives and other key employees.

 Crexendo may have difficulty in attracting, retaining and motivating key personnel. Executives from acquired companies own substantial shares of our common stock and/or have stock option grants, the payment from which could provide sufficient financial incentive for certain officers and employees to no longer pursue employment. If key employees depart, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees, which could reduce our ability to realize the anticipated benefits of the Merger.

Crexendo’s business relationships, including customer relationships, may be subject to disruption due to Acquisitions.

Parties with which Crexendo does business with may experience uncertainty associated with acquisitions and business relationships may be subject to disruption as customers and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than Crexendo. These disruptions could have an adverse effect on the businesses, financial condition, results of operations or prospects of the combined business.

The market price of our Common Stock after recent and future acquisitions may be affected by factors different from those affecting our Common Stock currently. The market price of our Common Stock may decline as a result of acquisitions.

The businesses of Crexendo and NetSapiens differ, the business of Allegiant differs as they are a MSP,  and provide cabling services, future acquisitions may have different lines of business and, accordingly, the results of operations and the market price of our Common Stock following the acquisitions and the combination of the businesses may be affected by factors different from those currently affecting the independent results of operations and market prices of common stock of each of the parties if they were stand alone. The market price of our Common Stock may decline as a result of the acquisitions if, among other things, we are unable to achieve growth in earnings or, if we incur expenses in excess of what is anticipated, or we otherwise fail to achieve anticipated operational efficiencies. The market price also may decline if we do not achieve the perceived benefits of the acquisitions as rapidly or to the extent anticipated by the investment community or if the effect of the acquisitions on our financial results is not consistent with the expectations of the investment community. There may be substantial selling of stock by shareholders who received shares of Crexendo stock in the acquisitions.

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

ITEM 2. PROPERTIES

Our corporate office consists of approximately 22,000 square feet of office space located at 1615 South 52nd Street, Tempe, Arizona 85281. We also have offices located in San Diego, California, Overland Park, Kansas and Reston, Virginia. Our San Diego office space is located at 8910 University Center Lance, Suite 400, San Diego, CA 92122, our Overland Park, Kansas office space is located at 10983 Granada Lane, Suite 300, Overland Park, KS 66211, and our Virginia office space is located at 1875 Campus Commons Drive, Reston, Virginia 20191. We maintain property insurance on the corporate office building and tenant fire and casualty insurance on our assets located in the building in an amount that we deem adequate.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we receive inquiries from federal, state, city and local government officials as well as the FCC and taxing authorities in the various jurisdictions in which we operate. These inquiries and investigations related primarily to our discontinued seminar operations and concern compliance with various city, county, state, and/or federal regulations involving sales, representations made, customer service, refund policies, services and marketing practices. We respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation. There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on our business or operations, or that a formal complaint will not be initiated. We also receive complaints and inquiries in the ordinary course of our business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation. There can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on our business or results of operations.

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

	High	Low
Year Ended December 31, 2022
October to December 2022	$2.83	$1.61
July to September 2022	3.28	2.23
April to June 2022	3.71	2.10
January to March 2022	5.18	3.55
Year Ended December 31, 2021
October to December 2021	$6.20	$4.39
July to September 2021	7.20	5.35
April to June 2021	6.93	4.90
January to March 2021	8.38	5.51

Security Holders

As of December 31, 2022, there were 177 shareholders of record of our common stock. The majority of the shares are held by DTC FAST, a nominee of The Depository Trust Company. This number of record holders does not include beneficial holders whose shares are held in “street name,” meaning that the shares are held for their accounts by brokers or other nominees. In these instances, the brokers or other nominees are included in the number of record holders, but the underlying beneficial holders of the common stock held in “street name” are not.

Dividends

                Our Board of Directors declared the following dividends payable in 2022 and 2021 (in thousands):

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
February 8, 2022	February 14, 2022	$0.005	$111	February 28, 2022
May 18, 2022	May 30, 2022	0.005	112	June 10, 2022
August 12, 2022	August 23, 2022	0.005	113	September 2, 2022
November 17, 2022	November 28, 2022	0.005	126	December 8, 2022

The declaration of dividends is solely at the discretion of our Board of Directors, which may change or terminate our dividend practice at any time for any reason without prior notice. On March 14, 2023, our Board of Directors declared a quarterly cash dividend of $0.005 per share.

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

Overview

Crexendo, Inc. an award-winning premier provider of cloud communication platform and services, video collaboration and managed IT services designed to provide enterprise-class cloud solutions to any size business. Our solutions currently support over three million end users globally. The Company has two operating segments, which consist of Cloud Telecommunications Services and Software Solutions.

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

We generate recurring revenue from our cloud telecommunications services, broadband Internet services, managed IT services, software license sales, and infrastructure as a service. Our cloud telecommunications contracts typically have a thirty-six to sixty month term. We also charge other various contracted and non-contracted fees.

We generate product revenue, equipment financing revenue, and device as a service revenue from the sale and lease of our cloud telecommunications equipment. Revenues from the sale of equipment, including those from sales-type leases, are recognized at the time of sale or at the inception of the lease, as appropriate.

Our Cloud Telecommunications service revenue increased 14% or $2,413,000 to $19,515,000 for the year ended December 31, 2022 as compared to $17,102,000 for the year ended December 31, 2021. Our Cloud Telecommunications product revenue increased 24% or $567,000 to $2,891,000 for the year ended December 31, 2022 as compared to $2,324,000 for the year ended December 31, 2021.

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

Our Software Solutions revenue increased 75%, or $6,482,000 to $15,148,000 for the year ended December 31, 2022 as compared to $8,666,000 for the year ended December 31, 2021. The year ended December 31, 2021 includes only seven months of revenue from the NetSapiens acquisition date of June 1, 2021.

Results of Consolidated Operations

The following discussion of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included herein this Annual Report.

Results of Consolidated Operations (in thousands, except for per share amounts)

	Year Ended December 31,
Consolidated	2022	2021
Service revenue	$19,515	$17,102
Software solutions revenue	15,148	8,666
Product revenue	2,891	2,324
Total revenue	37,554	28,092
Loss before income taxes	(36,175)	(2,910)
Income tax benefit	762	465
Net loss	(35,413)	(2,445)
Basic earnings per common share	$(1.54)	$(0.12)
Diluted earnings per common share	$(1.54)	$(0.12)

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Consolidated	2022	2022	2022	2022
Service revenue	$4,398	$4,556	$4,473	$6,088
Software solutions revenue	3,268	3,598	3,875	4,407
Product revenue	492	692	760	947
Total revenue	8,158	8,846	9,108	11,442
Loss before income taxes	(1,421)	(978)	(728)	(33,048)
Income tax benefit	201	82	32	447
Net loss	(1,220)	(896)	(696)	(32,601)

Basic earnings per common share (1)	$(0.05)	$(0.04)	$(0.03)	$(1.33)
Diluted earnings per common share (1)	$(0.05)	$(0.04)	$(0.03)	$(1.33)

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Consolidated	2021	2021	2021	2021
Service revenue	$4,139	$4,327	$4,325	$4,311
Software solutions revenue	-	1,012	3,784	3,870
Product revenue	368	440	701	815
Total revenue	4,507	5,779	8,810	8,996
Income/(loss) before income taxes	(839)	(1,263)	12	(820)
Income tax benefit/(provision)	124	260	(137)	218
Net loss	(715)	(1,003)	(125)	(602)

Basic earnings per common share (1)	$(0.04)	$(0.05)	$(0.01)	$(0.03)
Diluted earnings per common share (1)	$(0.04)	$(0.05)	$(0.01)	$(0.03)

———————

(1) Earnings per common share is computed independently for each of the quarters presented. Therefore, the sums of quarterly earnings per common share amounts do not necessarily equal the total for the twelve month periods presented.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2022

Total Revenue

Total revenue consists of service revenue, software solutions revenue and product revenue. The following table reflects our total revenue for the year ended December 31, 2022, compared to the year ended December 31, 2021:

	Year Ended December 31,
	2022	2021	Dollar Change	Percent Change
Total revenue	$37,554	$28,092	$9,462	34%

The increase in total revenue for the year is mainly driven by an additional $6,482,000 contributed from our software solutions segment for a full year compared to only seven months of revenue in the prior year resulting from the June 1, 2021 acquisition of NetSapiens, Inc., an increase in service revenue and product revenue of $1,755,000 contributed from our November 1, 2022 acquisition of Allegiant Networks, LLC , and an increase in organic service and product revenue of $1,225,000 for the year compared to 2021.

Loss Before Income Taxes

The following table reflects our income/(loss) before income taxes for the year ended December 31, 2022, compared to the year ended December 31, 2021:

	Year Ended December 31,
	2022	2021	Dollar Change	Percent Change
Loss before income taxes	$(36,175)	$(2,910)	$(33,265)	1143%

The increase in loss before income tax is primarily due to an increase in operating expenses of $44,044,000, offset by an increase in revenue of $9,462,000 and an increase in other income, net of $1,317,000. The increase in operating expenses is primarily related to goodwill and long-lived asset impairment, increases in salaries and benefits, stock compensation expense, twelve months of software solutions operating expenses compared to only seven months in the prior year, and two months of Allegiant Networks operating expenses. The increase in revenue is primarily related to organic growth, twelve months of software solutions revenue compared to only seven months in the prior year, and two months of Allegiant Networks revenue. The increase in other income, net is primarily related to releasing a sales tax accrual.

Income Tax Benefit

The following table reflects our income tax benefit/(provision) for the year ended December 31, 2022, compared to the year ended December 31, 2021:

	Year Ended December 31,
	2022	2021	Dollar Change	Percent Change
Income tax benefit	$762	$465	$297	64%

We had pre-tax loss for the year ended December 31, 2022 and 2021 of $(36,175,000) and $(2,910,000), respectively. For the year ended December 31, 2022, we recorded additional valuation allowance of $1,681,000 and for the year ended December 31, 2021, we recorded additional valuation allowance of $1,437,000.

Use of Non-GAAP Financial Measures

                To evaluate our business, we consider and use non-generally accepted accounting principles (“Non-GAAP”) net income and Adjusted EBITDA as a supplemental measure of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income to be an important indicator of overall business performance because it allows us to evaluate results without the effects of share-based compensation, acquisition related expenses, changes in fair value of contingent consideration, amortization of intangibles, and goodwill and long-lived asset impairment. We define EBITDA as U.S. GAAP net income/(loss) before interest expense, interest income and other expense/(income), goodwill and long-lived asset impairments, provision/(benefit) for income taxes, and depreciation and amortization. We believe EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define Adjusted EBITDA as EBITDA adjusted for acquisition related expenses, changes in fair value of contingent consideration and share-based compensation. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period, as well as across companies.

                In our March 14, 2023 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income, EBITDA and Adjusted EBITDA. The terms Non-GAAP net income, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income/(loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Income to Non-GAAP Net Income

(Unaudited)

	Three Months Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
U.S. GAAP net loss	$(32,601)	$(602)	$(35,413)	$(2,445)
Share-based compensation	1,612	478	4,374	1,628
Acquisition related expenses	24	(28)	55	1,037
Change in fair value of contigent consideration	-	126	-	126
Goodwill and long-lived asset impairment	32,678	-	32,678	-
Amortization of intangible assets	786	618	2,435	1,391
Non-GAAP net income	$2,499	$592	$4,129	$1,737

Non-GAAP net income per common share:
Basic	$0.10	$0.03	$0.18	$0.09
Diluted	$0.09	$0.02	$0.16	$0.07

Weighted-average common shares outstanding:
Basic	24,423,030	21,792,137	22,939,514	20,275,691
Diluted	26,633,630	26,068,825	25,783,179	23,408,162

Reconciliation of U.S. GAAP Net Income to EBITDA to Adjusted EBITDA

(Unaudited)

	Three Months Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
U.S. GAAP net loss	$(32,601)	$(602)	$(35,413)	$(2,445)
Depreciation and amortization	885	695	2,747	1,626
Interest expense	21	20	78	84
Interest income and other expense/(income)	(1,576)	3	(1,295)	16
Goodwill and long-lived asset impairment	32,678	-	32,678	-
Income tax benefit	(447)	(218)	(762)	(465)
EBITDA	(1,040)	(102)	(1,967)	(1,184)
Acquisition related expenses	24	(28)	55	1,037
Change in fair value of contingent consideration	-	126	-	126
Share-based compensation	1,612	478	4,374	1,628
Adjusted EBITDA	$596	$474	$2,462	$1,607

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

The process of estimating the fair value of goodwill is subjective and required the Company to make estimates that may significantly impact the outcome of the analysis. A qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company specifications. If after performing this assessment, the Company concluded it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company performed the quantitative test.

Under the quantitative test, a goodwill impairment is identified by comparing the fair value of the reporting unit to the carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, goodwill is considered impaired and an impairment charge is recognized in an amount equal to the excess, not to exceed the carrying amount of goodwill.

The Company estimated the fair value of the reporting unit with an income approach using the discounted cash flow (“DCF”) analysis and the Company also considered a market-based valuation methodology using comparable public company trading values and the Company’s market capitalization. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, the discount rate and relevant comparable public company earnings multiples. The cash flows employed in the DCF analysis are based on the Company’s best estimate of future sales, earnings and cash flows after considering factors such as general market conditions and recent operating performance. The discount rate utilized in the DCF analysis is based on the reporting unit’s weighted-average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the Company’s reporting unit.

Impairment assessment inherently involves management judgments regarding a number of assumptions described above. The reporting unit fair value also depends on the future strength of the U.S. economy. New and developing competition as well as technological change could also adversely affect future fair value estimates. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of the Company’s recorded goodwill, differences in assumptions could have a material effect on the estimated fair values. For further information, see Note 8 (Intangible Assets and Goodwill).

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

Amortizable intangible assets are amortized over the estimated useful lives as follows:

Customer relationships	6 to 16 years
Developed technologies	2 to 6 years
Trademark and trade names	4 years

Valuation of Long-Lived Assets.

The Company reviews the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Once an indicator of potential impairment has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of projected undiscounted future cash flows against the carrying amount of the asset group. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, the asset group would be deemed to be potentially impaired. The impairment, if any, would be measured based on the amount by which the carrying amount exceeds the fair value. Fair value is determined primarily using the projected future undiscounted cash flows. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. We recognized impairment losses of $69,000 and $0 in the Consolidated Statements of Operations for the years ended December 31, 2022 and 2021, respectively.

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

We currently have net deferred tax assets consisting of net operating loss carryforwards, tax credit carryforwards and deductible temporary differences. Management periodically weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. As of December 31, 2022, we have three years of cumulative pretax losses and the weight of all other positive and negative evidence, such as forecasts and projections of future pretax income are inherently subjective and require management to make assumption or complex judgments about matters that are inherently uncertain and therefore are not sufficient to overcome the significant negative evidence of a three year lookback cumulative loss position. Therefore, management determined that it is not more likely than not that we will be able to realize our deferred tax assets, and we have recorded a valuation allowance of $3,179,000 at December 31, 2022.

Product Warranty

We provide for the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. We base our estimated warranty obligation upon warranty terms, ongoing product failure rates, and current period product shipments. If actual product failure rates, repair rates or any other post-sales support costs were to differ from our estimates, we would be required to make revisions to the estimated warranty liability. Warranty terms generally last for the duration that the customer has service. Some third-party equipment vendors offer extended warranties. These extended warranties are sold separately and provide services in addition to assurance that the product will function as expected, including updates and patches. The Company is arranging for these services to be provided by the third-party and is acting as an agent in the transaction and records revenue on a net basis at the time of sale.

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

Share-Based Compensation

We account for our share-based compensation awards using the fair-value method. The grant date fair value was determined using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton valuation calculation requires us to make key assumptions such as future stock price volatility, expected terms, risk-free rates, and dividend yield. Our expected volatility is derived from our volatility rate as a publicly traded company. The expected term is based on our historical experience. The risk-free interest factor is based on the United States Treasury yield curve in effect at the time of the grant for zero coupon United States Treasury notes with maturities of approximately equal to each grant’s expected term. For the year ended December 31, 2022, quarterly dividends of $0.005 were declared and paid, however we have assumed a 0% dividend yield for the year ended December 31, 2022. For the years ended December 31, 2021, no dividends were declared or paid, therefore we have assumed a 0% dividend yield.

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

Operating Results of our Cloud Telecommunications Services Segment (in thousands):

	Year Ended December 31,
Cloud Telecommunications Services	2022	2021
Service revenue	$19,515	$17,102
Product revenue	2,891	2,324
Total revenue	22,406	19,426
Operating expenses:
Cost of service revenue	6,711	5,104
Cost of product revenue	1,637	1,525
Selling and marketing	7,234	5,915
General and administrative	9,366	8,129
Research and development	1,266	1,396
Long-lived asset impairment	69	-
Total operating expenses	26,283	22,069
Operating loss	(3,877)	(2,643)
Other expense	(71)	(70)
Loss before tax benefit	$(3,948)	$(2,713)

Quarterly Financial Information

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Cloud Telecommunications Services	2022	2022	2022	2022
Service revenue	$4,398	$4,556	$4,473	$6,088
Product revenue	492	692	760	947
Total revenue	4,890	5,248	5,233	7,035
Operating expenses:
Cost of service revenue	1,436	1,438	1,375	2,462
Cost of product revenue	317	372	453	495
Selling and marketing	1,581	1,678	1,704	2,271
General and administrative	2,306	1,993	2,056	3,011
Research and development	304	310	284	368
Long-lived asset impairment	-	-	-	69
Total operating expenses	5,944	5,791	5,872	8,676
Operating loss	(1,054)	(543)	(639)	(1,641)
Other expense	(18)	(17)	(17)	(19)
Loss before tax benefit	$(1,072)	$(560)	$(656)	$(1,660)

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Cloud Telecommunications Services	2021	2021	2021	2021
Service revenue	$4,139	$4,327	$4,325	$4,311
Product revenue	368	440	701	815
Total revenue	4,507	4,767	5,026	5,126
Operating expenses:
Cost of service revenue	1,259	1,347	1,210	1,288
Cost of product revenue	225	286	461	553
Selling and marketing	1,279	1,508	1,487	1,641
General and administrative	2,216	2,167	1,763	1,983
Research and development	350	388	358	300
Total operating expenses	5,329	5,696	5,279	5,765
Operating loss	(822)	(929)	(253)	(639)
Other expense	(17)	(19)	(22)	(12)
Loss before tax benefit/(provision)	$(839)	$(948)	$(275)	$(651)

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, managed IT service, administrative fees, and website hosting services. The following table reflects our service revenue for the year ended December 31, 2022, compared to the year ended December 31, 2021:

	Year Ended December 31,
	2022	2021	Dollar Change	Percent Change
Service revenue	$19,515	$17,102	$2,413	14%

The increase in service revenue is due to an increase in organic telecommunications services of $517,000, an increase in fees, commissions, and other, recognized over time of $45,000, an increase in one-time fees, commissions and other of $255,000, an increase in sales-type lease interest of $69,000, and two months of service revenue of $1,527,000 contributed by our acquisition of Allegiant Networks, LLC on November 1, 2022. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty months service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices, third-party equipment, and device as a service. The following table reflects our product revenue for the year ended December 31, 2022, compared to the year ended December 31, 2021:

	Year Ended December 31,
	2022	2021	Dollar Change	Percent Change
Product revenue	$2,891	$2,324	$567	24%

Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. Additionally, product revenue can fluctuate due to the allocation of discounts or sales promotions across the performance obligations.  Our November 1, 2022 acquisition of Allegiant Networks, LLC contributed $228,000 of the increase in product revenue.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of December 31, 2022 and 2021. Backlog increased 6%, or $1,826,000 to $32,016,000 as of December 31, 2022 as compared to $30,190,000 as of December 31, 2021. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of December 31, 2022 and 2021, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications Services backlog as of December 31, 2022	$32,016
Cloud Telecommunications Services backlog as of December 31, 2021	$30,190

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, customer support salaries and benefits, and share-based compensation. The following table reflects our cost of service revenue for the year ended December 31, 2022, compared to the year ended December 31, 2021:

	Year Ended December 31,
	2022	2021	Dollar Change	Percent Change
Cost of service revenue	$6,711	$5,104	$1,607	31%

The increase in cost of service revenue was primarily due to an increase in salaries, wages and benefits of $681,000 as a result of an increase in customer support and implementation specialist headcount, an increase in professional consulting services of $201,000, an increase in other cost of service revenue of $49,000, and additional cost of service revenue of $1,003,000 contributed by our November 1, 2022 acquisition of Allegiant Networks, LLC, offset by a $327,000 decrease in third-party telecommunications carrier costs.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the year ended December 31, 2022, compared to the year ended December 31, 2021:

	Year Ended December 31,
	2022	2021	Dollar Change	Percent Change
Cost of product revenue	$1,637	$1,525	$112	7%

The increase is primarily related to the increase in product revenue and an increase in device costs, and additional cost of product revenue of $105,000 contributed by our November 1, 2022 acquisition of Allegiant Networks, LLC.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries and benefits, share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the year ended December 31, 2022, compared to the year ended December 31, 2021:

	Year Ended December 31,
	2022	2021	Dollar Change	Percent Change
Selling and marketing	$7,234	$5,915	$1,319	22%

The increase in selling and marketing expense is due to an increase in salaries, wages and benefits of $437,000 related to expansion of our sales team, an increase in commission expense of $223,000 directly related to the increase in revenue, an increase in travel related costs and tradeshows of $185,000, and additional selling and marketing expense of $540,000 contributed by our November 1, 2022 acquisition of Allegiant Networks, LLC, offset by a decrease in sales leads and marketing material costs of $48,000 and a decrease in other sales and marketing expense of $18,000.

General and Administrative

General and administrative expenses consist of salaries, benefits and stock compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, depreciation, amortization of intangibles, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the year ended December 31, 2022, compared to the year ended December 31, 2021:

	Year Ended December 31,
	2022	2021	Dollar Change	Percent Change
General and administrative	$9,366	$8,129	$1,237	15%

                The increase in general and administrative expenses is primarily due to an increase in administrative salaries, wages and benefits of $1,959,000 as a result of an increase in headcount, increase in stock compensations, and company-wide salary increases. There were additional general and administrative expenses of $382,000 contributed by our November 1, 2022 acquisition of Allegiant Networks, LLC. This was offset by a decrease in acquisition related legal, accounting, and other professional services of $982,000 in connection with the 2021 NetSapiens acquisition. Additionally, there was a decrease in corporate insurance costs of $91,000 and a decrease in other general and administrative expenses of $31,000.

Research and Development

Research and development expenses primarily consist of salaries and benefits, share-based compensation, and outsourced engineering services related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the year ended December 31, 2022, compared to the year ended December 31, 2021:

	Year Ended December 31,
	2022	2021	Dollar Change	Percent Change
Research and development	$1,266	$1,396	$(130)	-9%

The decrease in research and development expenses is primarily related to a decrease in costs for maintenance on our mobile applications and other development costs of $117,000 and a decrease in salaries, wages and benefits of $13,000.

Other Expense

Other expense primarily relates to interest expense and net foreign exchange gains or losses, offset by credit card cash back rewards. The following table reflects our other expense for the year ended December 31, 2022, compared to the year ended December 31, 2021:

	Year Ended December 31,
	2022	2021	Dollar Change	Percent Change
Other expense	$(71)	$(70)	$(1)	1%

Operating Results of our Software Solutions Segment (in thousands):

	Year Ended December 31,
Software Solutions	2022	2021
Software solutions revenue	$15,148	$8,666
Operating expenses:
Cost of software solutions revenue	5,336	4,031
Selling and marketing	4,491	2,345
General and administrative	3,538	2,457
Research and development	2,689	-
Goodwill impairment	32,609	-
Total operating expenses	48,663	8,833
Operating loss	(33,515)	(167)
Other income/(expense)	1,288	(30)
Loss before tax benefit	$(32,227)	$(197)

Quarterly Financial Information

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Software Solutions	2022	2022	2022	2022
Software solutions revenue	$3,268	$3,598	$3,875	$4,407
Operating expenses:
Cost of software solutions revenue	1,661	1,131	1,141	1,403
Selling and marketing	1,003	1,093	1,028	1,367
General and administrative	943	764	744	1,087
Research and development	-	919	867	903
Goodwill impairment	-	-	-	32,609
Total operating expenses	3,607	3,907	3,780	37,369
Operating income/(loss)	(339)	(309)	95	(32,962)
Other income/(expense)	(10)	(109)	(167)	1,574
Loss before tax benefit	$(349)	$(418)	$(72)	$(31,388)

	For the three months ended
Software Solutions	March 31,	June 30,	September 30,	December 31,
	2021	2021	2021	2021
Software solutions revenue	$-	$1,012	$3,784	$3,870
Operating expenses:
Cost of software solutions revenue	-	526	1,675	1,830
Selling and marketing	-	389	798	1,158
General and administrative	-	412	1,005	1,040
Research and development	-	-	-	-
Total operating expenses	-	1,327	3,478	4,028
Operating income/(loss)	-	(315)	306	(158)
Other expense	-	-	(19)	(11)
Income/(loss) before tax benefit/(provision)	$-	$(315)	$287	$(169)

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, and professional services. Software licenses are billed by the number of concurrent sessions a Partner has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fixes, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training and implementation as well as custom mobile branding. The following table reflects our service revenue for the year ended December 31, 2022, compared to the year ended December 31, 2021:

	Year Ended December 31,
	2022	2021	Dollar Change	Percent Change
Software solutions revenue	$15,148	$8,666	$6,482	75%

The increase in software solutions revenue is primarily related to comparing twelve months of operating activity for the year ended December 31, 2022 to seven months of operating activity for the year ended December 31, 2021, from the acquisition date of June 1, 2021.

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries and benefits, amortization expense related to the technology, cost of Data Center hosting, third-party software modules and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the year ended December 31, 2022, compared to the year ended December 31, 2021:

	Year Ended December 31,
	2022	2021	Dollar Change	Percent Change
Cost of software solutions revenue	$5,336	$4,031	$1,305	32%

The increase in cost of software solutions revenue is primarily related to comparing twelve months of operating activity for the year ended December 31, 2022 to seven months of operating activity for the year ended December 31, 2021, from the acquisition date of June 1, 2021 and the reclassification of expenses from cost of service revenue to research and development after carefully reviewing expenses that qualify as research and development operating expenses.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of December 31, 2022 and 2021. Backlog increased 29%, or $3,302,000 to $14,830,000 as of December 31, 2022 as compared to $11,528,000 as of December 31, 2021. Below is a table which displays the Software Solutions segment revenue backlog as of December 31, 2022 and 2021, which we expect to recognize as revenue within the next thirty-six months (in thousands):

Software Solutions backlog as of December 31, 2022	$14,830
Software Solutions backlog as of December 31, 2021	$11,528

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries and benefits, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the year ended December 31, 2022, compared to the year ended December 31, 2021:

	Year Ended December 31,
	2022	2021	Dollar Change	Percent Change
Selling and marketing	$4,491	$2,345	$2,146	92%

The increase in selling and marketing expenses is primarily related to comparing twelve months of operating activity for the year ended December 31, 2022 to seven months of operating activity for the year ended December 31, 2021, from the acquisition date of June 1, 2021.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, amortization of intangible asset related to customer lists, legal, rent, equipment, accounting and other professional services, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the year ended December 31, 2022, compared to the year ended December 31, 2021:

	Year Ended December 31,
	2022	2021	Dollar Change	Percent Change
General and administrative	$3,538	$2,457	$1,081	44%

The increase in general and administrative expenses is primarily related to comparing twelve months of operating activity for the year ended December 31, 2022 to seven months of operating activity for the year ended December 31, 2021, from the acquisition date of June 1, 2021 and the reclassification of expenses from general and administrative to research and development after carefully reviewing expenses that qualify as research and development operating expenses.

Research and Development

Research and development expenses primarily consists of salaries, wages and benefits, share-based compensation, and outsourcing engineering services related to the development of our software solutions. The following table reflects our research and development expense for the year end December 31, 2022, compared to the year ended December 31, 2021:

	Year Ended December 31,
	2022	2021	Dollar Change	Percent Change
Research and development	$2,689	$-	$2,689	-

The increase in research and development expenses is primarily related to the reclassification of research and development expenses out of cost of service revenue and general and administrative expenses after carefully reviewing operating expenses that qualify as research and development operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We finance our operations primarily through services, software solutions, and product sales to our customers. As of December 31, 2022 and 2021, we had cash and cash equivalents of $5,475,000 and $7,468,000, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment, asset acquisitions, business combinations, and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

On November 1, 2022, the Company acquired 100% of the issued and outstanding shares of Allegiant Networks, LLC., a provider of telecommunications products, services, and solutions in Kansas and Missouri. The aggregate purchase price of $9.4 million consisted of $2.0 million of cash paid at closing, 2,461,538 shares of our common stock with an estimated fair value of $6.3 million issued at closing, and a three-year promissory note for $1.1 million.

Operating Activities

Cash provided by or used in operating activities is driven by our net loss, adjustments to reconcile to net cash provided by or used in operating activities, the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business. The following table reflects our net cash provided by/(used in) operating activities for the year ended December 31, 2022, compared to the year ended December 31, 2021:

	Year Ended December 31,
	2022	2021	Dollar Change	Percent Change
Net cash used in operating activities	$(411)	$(1,006)	$595	-59%

The net cash used in operations was primarily driven by our net loss for the year ended December 31, 2022 of $(35,413,000), an increase in contract costs, an increase in equipment financing receivables, an increase in other assets, a decrease in contract liabilities, and non-cash other income related to the release of a sales tax accrual, offset by non-cash expenses for impairment, depreciation, amortization, and share-based compensation.

Investing Activities

Cash provided by or used in investing activities is driven by the purchase of property and equipment, business combinations, and asset acquisitions. The following table reflects our net cash provided by/(used in) investing activities for the year ended December 31, 2022, compared to the year ended December 31, 2021:

	Year Ended December 31,
	2022	2021	Dollar Change	Percent Change
Net cash used in investing activities	$(1,703)	$(9,867)	$8,164	-83%

During the year ended December 31, 2022, the Company acquired 100% of the issued and outstanding shares of Allegiant Networks, LLC., a provider of telecommunications products, services, and solutions in Kansas and Missouri. Of the aggregate purchase price of $9.4 million, the Company paid $2.0 million of cash at closing, net of cash acquired of $586,000. Additionally, during the year ended December 31, 2022, we purchased $289,000 of property and equipment.

During the year ended December 31, 2021, the Company acquired 100% of the issued and outstanding shares of Centric Telecom, Inc., a provider of telecommunications products, services, and solutions in Northern Virginia. The aggregate purchase price of $3,255,000 consisted of $2,163,000 of cash paid at closing, 46,662 shares of our common stock with an estimated fair value of $346,000 issued at closing, and $746,000 of contingent consideration, which was paid out after the completion of the earn-out period in the fourth quarter of 2021. On June 1, 2021, the Company acquired 100% of the issued and outstanding shares of NetSapiens, Inc. (“NetSapiens”), a provider of a comprehensive suite of unified communications (UC), video conferencing, collaboration & contact center solutions to service providers, servicing over two Million end users around the globe. The aggregate purchase price was approximately $49.1 million, consisting of $10 million in cash, and approximately $39 million in common stock and stock options. In connection with the closing of the Merger, the Company issued 3,097,309 shares of the Company’s common stock valued at $5.47 per share for common stock consideration of approximately $16.9 million, and 4,482,328 options under the Crexendo, Inc. 2021 Equity Incentive Plan with an aggregate value of $22.1 million, net of the aggregate exercise price of $5.6 million.

Financing Activities

Cash provided by or used in financing activities is driven by the proceeds from the exercise of options, taxes paid on the net settlement of stock options and RSUs, payment of contingent consideration, proceeds from finance leases and notes payable, repayments made on finance leases and notes payable, proceeds and repayments on line of credit, and proceeds from the issuance of common stock in connection with an offering. The following table reflects our net cash provided by financing activities for the year ended December 31, 2022, compared to the year ended December 31, 2021:

	Year Ended December 31,
	2022	2021	Dollar Change	Percent Change
Net cash provided by/(used in) financing activities	$(54)	$650	$(704)	-108%

Net cash used in financing activities in the year ended December 31, 2022, primarily relates to cash proceeds from the exercise of stock options of $816,000 and proceeds from the line of credit of $82,000, offset by dividend payments of $462,000, payments of employee tax withholdings related to the net settlement of stock options and RSUs of $290,000, and repayments made on finance leases and notes payable of $200,000.

Net cash provided by financing activities in the year ended December 31, 2021, primarily relates to cash proceeds from the exercise of stock options of $1,729,000 offset by the payments of employee tax withholdings related to the net settlement of stock options and RSUs of $163,000, and contingent consideration payment of $746,000 related to the Centric business acquisition.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2022, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Stockholders and Board of Directors

Crexendo, Inc. and Subsidiaries

Tempe, AZ

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Crexendo, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter(s) does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition — Refer to Note 2 to the Consolidated Financial Statements

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

Income Taxes — Valuation Allowance on Deferred Tax Assets — Refer to Note 15 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company’s consolidated net deferred tax assets primarily consisted of U.S. net operating loss carryforwards. Management records valuation allowances to reduce the carrying value of deferred tax assets to amounts that are more likely than not to be realized. Management assesses existing deferred tax assets by jurisdiction and expectations of the Company’s ability to utilize these tax attributes through a review of past, current and estimated future taxable income, reversals of temporary differences and establishment of tax planning strategies. Management evaluated projections of future pretax income and the duration of statutory carry-forward periods to determine if the carryforwards could be utilized in whole or in part. As of December 31, 2022 the Company has a cumulative pretax loss for the three year lookback, which is considered significant objectively verifiable negative evidence. As a result, the Company recorded a full valuation allowance of $3,179,000 against its gross deferred tax asset balance as of December 31, 2022.

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

•	We considered the underlying historical data used in calculating the cumulative income (loss).
•	We assessed effects of other events, including past Company transactions.
•	We considered management’s estimate of future taxable income, which included evaluating the reasonableness of significant assumptions and appropriateness of available tax planning strategies.
•	Utilized professionals with specialized skill and knowledge to assist in evaluating management’s analysis, including cumulative income (loss) as well as the reasonableness of the estimates.

Business Combinations – Valuation of Intangible Assets — Refer to Note 4 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company completed the acquisition of Allegiant Networks, LLC for $9,400,000 (referred to as the “Acquisition”) and accounted for as business combination. The methods used to estimate the fair value of acquired intangible assets involve assumptions. The assumptions applied by management in estimating the fair value of acquired intangible assets included income projections and discount rates.

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

Goodwill Impairment Assessment - Refer to Notes 1 and 8 to the Consolidated Financial Statements

Critical Audit Matter Description

As described further in Notes 1 and 8 of the consolidated financial statements, the Company performed a goodwill impairment assessment as of December 31, 2022, the date of its annual impairment test, on its reporting units, Cloud Telecommunications and Software Solutions. The Company determined there was a triggering event, primarily caused by a sustained decrease in the Company's stock price.

The principal considerations for our determination that goodwill impairment assessment is a critical audit matter are the significant management estimates and judgements related to forecasts of expected future cash flows required to estimate the reporting units’ fair value. Management’s significant estimates and judgements include the determination of the discount rate, revenue growth rates, operating margins, and long-term growth rate. Auditing these estimates requires a high degree of auditor judgement, including the use of professionals with specialized skills and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures to evaluate the impairment of goodwill included the following:

•	We assessed the design and implementation of management controls around the determination of inputs used in the quantitative impairment test.
•

We assessed management’s ability to forecast by comparing historical projections to actual results and comparing current forecasted projections to historical trends, industry data, and underlying business strategies.

•

We evaluated managements revenue growth rates, operating margins, and cash flows for consistency with relevant historical data, recent changes in the business, and external industry data and forecasts.

•

With the assistance of our valuation professionals with specialized skills and knowledge, we evaluated the valuation methodologies, inputs, and assumptions utilized by management, including the long-term growth rate and discount rate.

•	We reconciled the value of the reported goodwill to the market capitalization

/s/ Urish Popeck & Co., LLC

We have served as the Company's auditor since 2016.

Pittsburgh, Pennsylvania

March 14, 2023

CREXENDO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value and share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$5,475	$7,468
Trade receivables, net of allowance for doubtful accounts of $131
as of December 31, 2022 and $72 as of December 31, 2021	3,297	2,177
Contract assets	318	261
Inventories	679	231
Equipment financing receivables	635	332
Contract costs	841	648
Prepaid expenses	431	358
Income tax receivable	-	11
Other current assets	674	74
Total current assets	12,350	11,560

Long-term equipment financing receivables, net	1,255	942
Property and equipment, net	3,315	2,989
Deferred income tax assets, net	-	986
Operating lease right-of-use assets	1,081	532
Intangible assets, net	26,725	22,161
Goodwill	9,454	36,972
Contract costs, net of current portion	1,304	697
Other long-term assets	150	313
Total Assets	$55,634	$77,152

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,206	$476
Accrued expenses	4,890	4,904
Finance leases	95	110
Notes payable	420	1,873
Operating lease liabilities	363	447
Income tax payable	79	24
Contract liabilities	3,338	2,738
Total current liabilities	10,391	10,572

Contract liabilities, net of current portion	247	290
Finance leases, net of current portion	98	193
Notes payable, net of current portion	2,605	-
Line of credit	82	-
Operating lease liabilities, net of current portion	752	164
Total liabilities	14,175	11,219

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 50,000,000 shares, 25,670,773 shares issued and outstanding as of December 31, 2022 and 22,054,239 shares issued
and outstanding as of December 31, 2021	26	22
Additional paid-in capital	129,192	118,432
Accumulated deficit	(87,946)	(52,533)
Accumulated other comprehensive income	187	12
Total stockholders' equity	41,459	65,933

Total Liabilities and Stockholders' Equity	$55,634	$77,152

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share and share data)

	Year Ended December 31,
	2022	2021
Service revenue	$19,515	$17,102
Software solutions	15,148	$8,666
Product revenue	2,891	$2,324
Total revenue	37,554	28,092

Operating expenses:
Cost of service revenue	6,711	5,104
Cost of software solutions	5,336	4,031
Cost of product revenue	1,637	1,525
Selling and marketing	11,725	8,260
General and administrative	12,904	10,586
Research and development	3,955	1,396
Goodwill and long-lived asset impairment	32,678	-
Total operating expenses	74,946	30,902

Loss from operations	(37,392)	(2,810)

Other income/(expense):
Interest income	-	1
Interest expense	(78)	(84)
Other income/(expense), net	1,295	(17)
Total other income/(expense), net	1,217	(100)

Loss before income tax	(36,175)	(2,910)

Income tax benefit	762	465

Net loss	$(35,413)	$(2,445)

Earnings per common share:
Basic	$(1.54)	$(0.12)
Diluted	$(1.54)	$(0.12)

Weighted-average common shares outstanding:
Basic	22,939,514	20,275,691
Diluted	22,939,514	20,275,691

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(35,413)	$(2,445)
Other comprehensive income/(loss), net of tax
Foreign currency translation gain	175	12
Total other comprehensive income	175	12
Comprehensive loss	$(35,238)	$(2,433)

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2021	17,983,177	$18	$75,834	-	$(50,088)	25,764
Share-based compensation	-	-	1,628	-	-	1,628
Vesting of restricted stock units	54,510	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	12	-	12
Issuance of common stock for exercise of stock options	872,581	1	1,728	-	-	1,729
Taxes paid on the net settlement of stock options	-	-	(163)	-	-	(163)
Issuance of common stock in connection with business acquisitions	3,143,971	3	39,405	-	-	39,408
Net loss	-	-	-		(2,445)	(2,445)
Balance, December 31, 2021	22,054,239	22	118,432	12	(52,533)	65,933
Share-based compensation	-	-	4,374	-	-	4,374
Vesting of restricted stock units	361,889	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	175	-	175
Issuance of common stock for exercise of stock options	793,107	2	814	-	-	816
Taxes paid on the net settlement of stock options	-	-	(290)	-	-	(290)
Issuance of common stock in connection with business acquisition	2,461,538	2	6,324	-	-	6,326
Dividends declared	-	-	(462)	-	-	(462)
Net loss	-	-	-	-	(35,413)	(35,413)
Balance, December 31, 2022	25,670,773	$26	$129,192	$187	$(87,946)	$41,459

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,413)	$(2,445)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,747	1,626
Deferred tax asset	(936)	(499)
Share-based compensation	4,374	1,628
Goodwill and long-lived asset impairment	32,678	-
Non-cash release of sales tax accrual	(1,435)	-
Non-cash operating lease amortization	(23)	-
Changes in assets and liabilities:
Trade receivables	(361)	(501)
Contract assets	(57)	(102)
Equipment financing receivables	(616)	(82)
Inventories	36	285
Contract costs	(788)	(270)
Prepaid expenses	(25)	(92)
Income tax receivable	11	(7)
Other assets	(544)	245
Accounts payable and accrued expenses	246	(245)
Income tax payable	55	24
Contract liabilities	(360)	(571)
Net cash used for operating activities	(411)	(1,006)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(289)	(101)
Acquisition of a business, net of cash acquired	(1,414)	(9,766)
Net cash used for investing activities	(1,703)	(9,867)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on line of credit, net	82	-
Payment of contingent consideration	-	(746)
Repayments made on finance leases	(110)	(99)
Repayments made on notes payable	(90)	(71)
Proceeds from exercise of options	816	1,729
Dividend payments	(462)	-
Taxes paid on the net settlement of stock options and RSUs	(290)	(163)
Net cash provided by/(used for) financing activities	(54)	650
Effect of exchange rate changes on cash	175	12

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,993)	(10,211)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	7,468	17,679

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$5,475	$7,468

Supplemental disclosure of cash flow information:
Cash used during the year for:
Income taxes, net	$(118)	$(15)
Interest expense	$(78)	$(84)
Supplemental disclosure of non-cash investing and financing information:
Stock issued for acquisitions	$6,326	$17,288
Stock options issued in connection with the merger with Net Sapiens	$-	$22,120
Property and equipment financed through finance leases	$-	$273
Prepaid assets financed through finance leases	$-	$14

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies

Description of Business – Crexendo, Inc. is incorporated in the state of Nevada. As used hereafter in the notes to consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company.” Crexendo, Inc. is an award-winning premier provider of cloud communication platform and services, video collaboration and managed IT services designed to provide enterprise-class cloud solutions to any size business. Our solutions currently support over three million end users globally.  The Company has two operating segments, which consist of Cloud Telecommunications and Software Solutions.

Basis of Presentation – The consolidated financial statements include the accounts and operations of Crexendo, Inc. and its wholly owned subsidiaries, which include Allegiant Networks, LLC, Crexendo Business Solutions, Inc., NetSapiens, LLC, Crexendo Business Solutions of Virginia, Inc., NSHC, Inc., NetSapiens Canada, Inc., NetSapiens International Limited and Crexendo International, Inc. All intercompany account balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements reflect the results of operations, financial position, changes in stockholders’ equity, and cash flows of our Company.

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

Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the year ended December 31, 2022 and 2021, we recorded foreign currency translation gains/(losses) of $175,000, and $12,000, respectively, in our statements of comprehensive income (loss).

 Cash and Cash Equivalents – We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2022 and 2021, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $4,750,000 and $6,573,000, respectively.

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

Contract Costs – Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining telecommunications contracts which are recoverable. The Company capitalized contract costs in the amount of $2,145,000 and $1,345,000 at December 31, 2022 and 2021, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate which typically range from thirty-six to sixty months and are included in selling and marketing expenses. During the years ended December 31, 2022 and 2021, the Company amortized $1,249,000 and $869,000, respectively, and there was no impairment loss in relation to the costs capitalized.

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

Goodwill – We have recorded goodwill related to various business acquisitions. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. In each of our acquisitions, the objective of the acquisition was to expand our product offerings and customer base and to achieve synergies related to cross selling opportunities, all of which contributed to the recognition of goodwill.  We test goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The estimated fair value of the reporting unit is determined using our market capitalization as of our annual impairment assessment date or more frequently if circumstances indicate the goodwill might be impaired. Items that could reasonably be expected to negatively affect key assumptions used in estimating fair value include but are not limited to: sustained decline in our stock price due to a decline in our financial performance due to the loss of key customers, loss of key personnel, emergence of new technologies or new competitors; and decline in overall market or economic conditions leading to a decline in our stock price.

The process of estimating the fair value of goodwill is subjective and required the Company to make estimates that may significantly impact the outcome of the analysis. A qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company specifications. If after performing this assessment, the Company concluded it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company performed the quantitative test.

Under the quantitative test, a goodwill impairment is identified by comparing the fair value of the reporting unit to the carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, goodwill is considered impaired and an impairment charge is recognized in an amount equal to the excess, not to exceed the carrying amount of goodwill.

The Company estimated the fair value of the reporting unit with an income approach using the discounted cash flow (“DCF”) analysis and the Company also considered a market-based valuation methodology using comparable public company trading values and the Company’s market capitalization. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, the discount rate and relevant comparable public company earnings multiples. The cash flows employed in the DCF analysis are based on the Company’s best estimate of future sales, earnings and cash flows after considering factors such as general market conditions and recent operating performance. The discount rate utilized in the DCF analysis is based on the reporting unit’s weighted-average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the Company’s reporting unit.

Impairment assessment inherently involves management judgments regarding a number of assumptions described above. The reporting unit fair value also depends on the future strength of the U.S. economy. New and developing competition as well as technological change could also adversely affect future fair value estimates. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of the Company’s recorded goodwill, differences in assumptions could have a material effect on the estimated fair values. For further information, see Note 8 (Intangible Assets and Goodwill).

Intangible Assets – Our intangible assets consist of customer relationships, developed technologies, trademarks and trade name. The intangible assets are amortized following the patterns in which the economic benefits are consumed or straight-line over the estimated useful life. We periodically review the estimated useful lives of our intangible assets and review these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset. There was no impairment of intangible assets identified for the years ended December 31, 2022 and 2021.

Contract Liabilities – Our contract liabilities consist primarily of advance consideration received from customers for telecommunications contracts. The product and monthly service revenue is recognized on completion of the implementation and the remaining activation fees are reclassified as deferred revenue.

Use of Estimates – In preparing the consolidated financial statements, management makes assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods.  Specific estimates and judgments include valuation of goodwill and intangible assets in connection with business acquisitions and asset acquisitions, allowances for doubtful accounts, uncertainties related to certain income tax benefits, valuation of deferred income tax assets, valuations of share-based payments, annual incentive bonuses accrual, recoverability of long-lived assets and intangible assets, and product warranty liabilities.  Management’s estimates are based on historical experience and on our expectations that are believed to be reasonable.  The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from our current estimates and those differences may be material.

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

Product Warranty – We provide for the estimated cost of product warranties at the time we recognize revenue.  We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. We base our estimated warranty obligation upon warranty terms, ongoing product failure rates, and current period product shipments. If actual product failure rates, repair rates or any other post-sales support costs were to differ from our estimates, we would be required to make revisions to the estimated warranty liability. Warranty terms generally last for the duration that the customer has service. For the years ended December 31, 2022 and 2021, actual warranty costs were approximately 1.3% and 1.9% of prior year net product revenue, respectively.  The annual warranty provision for the year ended December 31, 2022 and 2021 was approximately 2.3% and 2.6% of current year net product revenue, respectively.

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

Income Taxes – We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows.  In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. At December 31, 2022, we determined that it is more likely-than-not that we will not be able to realize our deferred income tax assets in the future. A valuation allowance of $3,179,000 and $1,498,000 was recorded against our gross deferred tax asset balance as of December 31, 2022 and 2021, respectively.

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

Operating Segments – Accounting guidance establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in financial reports issued to stockholders. The Company has reorganized into two operating segments, which consist of cloud telecommunications services and software solutions. The software solutions segment includes the results of operation of NetSapiens, LLC, NSHC, Inc., NetSapiens Canada, Inc., and NetSapiens International Limited. The cloud telecommunications segment includes the results of operations of Allegiant Networks, LLC, Crexendo Business Solutions, Inc., Crexendo International, Inc., and Crexendo Business Solutions of Virginia, Inc. We generate over 99% of our total revenue from customers within North America (United States and Canada) and less than 1% of our total revenues from customers in other parts of the world.

Significant Customers – No customer accounted for 10% or more of our total revenue for the years ended December 31, 2022 and 2022.  No customer accounted for 10% or more of our total trade receivables as of December 31, 2022 and 2021.

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

Recently Issued Accounting Pronouncements – In September 2016, the FASB issued ASU 2016-13, which requires measurement and recognition of expected credit losses for financial assets held. Following the effective date philosophy for all other entities in ASU 2019-10, which includes smaller reporting companies (SRCs), this guidance is effective for fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. The standard is to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We do not plan to early adopt this ASU. We are in the process of evaluating the potential impact of adopting this new accounting standard on our consolidated financial statements and related disclosures.

2. Revenue

Revenue is measured based on consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product, service, or software solution to a customer. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue.  For more detailed information about reportable segments, see Note 19.

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

Cloud Telecommunications Services – Cloud telecommunication services include voice, data, collaboration software, broadband Internet access, managed IT services, cloud server rental and support, managed security, cabling, software license sales, interest generated from equipment financing revenue, and support for premise based PBX phone systems. The Company recognizes revenue as services are provided in service revenue. Fees generated from reselling broadband Internet access are recognized as revenue net of the costs charged by the third-party service providers. Cloud telecommunications services are billed and paid on a monthly basis. Our telecommunications services contracts typically have a term of thirty-six to sixty months.

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

Year Ended December 31, 2022	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$2,891	$-	$2,891
Equipment financing revenue	335	-	335
Telecommunications services	16,560	-	16,560
Fees, commissions, and other, recognized over time	1,709	-	1,709
One time fees, commissions and other	911	-	911
Software licenses	-	3,214	3,214
Subscription maintenance and support	-	10,829	10,829
Professional services and other	-	1,105	1,105
	$22,406	$15,148	$37,554
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$3,802	$4,319	$8,121
Products, services, and fees transferred over time	18,604	10,829	29,433
	$22,406	$15,148	$37,554

Year Ended December 31, 2021	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$2,324	$-	$2,324
Equipment financing revenue	266	-	266
Telecommunications services	14,764	-	14,764
Fees, commissions, and other, recognized over time	1,661	-	1,661
One time fees, commissions and other	411	-	411
Software licenses	-	2,556	2,556
Subscription maintenance and support	-	5,875	5,875
Professional services and other	-	235	235
	$19,426	$8,666	$28,092
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$2,684	$2,791	$5,475
Products, services, and fees transferred over time	16,742	5,875	22,617
	$19,426	$8,666	$28,092

Contract balances

                The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

	December 31,	December 31,
(In thousands)	2022	2021

Receivables, which are included in Trade receivables, net of allowance for doubtful accounts	$3,297	$2,177
Contract assets	318	261
Contract liabilities	3,585	3,028

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	For the Year Ended		For the Year Ended
(In thousands)	December 31, 2022		December 31, 2021
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(3,046)	$-	$(1,137)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	3,603	-	2,937
Transferred to receivables from contract assets recognized at the beginning of the period	(166)	-	(60)	-
Increase due to additional unamortized discounts	223	-	162	-

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2023	2024	2025	2026	2027 and thereafter	Total
Desktop devices	$103	-	-	-	-	$103
Telecommunications services	$14,161	8,462	5,425	2,980	885	$31,913
Software Solutions	$8,789	3,353	1,950	738	-	$14,830
All consideration from contracts with customers is included in the amounts presented above

3. Earnings Per Common Share

                Basic net income/(loss) per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the years ended December 31, 2022 and 2021 are the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31,
	2022	2021
Net loss (in thousands) (A)	$(35,413)	$(2,445)

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	22,939,514	20,275,691
Dilutive effect of stock-based awards	-	-
Diluted weighted-average outstanding shares of common stock (C)	22,939,514	20,275,691

Earnings per common share:
Basic (A/B)	$(1.54)	$(0.12)
Diluted (A/C)	$(1.54)	$(0.12)

For the years ended December 31, 2022 and 2021, respectively, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted earnings per share because including them would be anti-dilutive.

	Year Ended December 31,
	2022	2021
Stock options	2,846,670	924,742

4. Acquisitions

Allegiant Networks, LLC Business Acquisition

On October 17, 2022, the Company entered into an Acquisition Agreement with Allegiant Networks, LLC, a Kansas limited liability company (the “Allegiant Networks”) to acquire from Seller one hundred percent (100%) of the issued and outstanding shares of Allegiant Networks in exchange for (i) a cash payment at closing in the amount of $2.0 million, (ii) a three-year promissory note by the Company in favor of Seller in the amount of $1.1 million, and (iii) 2,461,538 shares of the Company’s common stock, par value $0.001 per share. Shares issued in the transaction shall be fully restricted for a period of 6 months from the date of issuance and subject to lock-up thereafter.  Pursuant to the lock-up agreement, after 6 months, 25% of the shares will be permitted to be sold, with an additional 25% permitted to be sold every 6-month period thereafter. On November 1, 2022, the Company closed the transaction, and the Company issued the seller cash consideration of $2.0 million, a three-year promissory note for $1.1 million, and 2,461,538 shares of the Company’s common stock, par value $0.001 per share valued at $2.57 per share, for an aggregate purchase price of approximately $9.4 million.

(in thousands)	December 31, 2022
Consideration:
Cash	$2,000
Common stock	6,326
Note Payable	1,100
Total consideration	$9,426

The acquisition was accounted for under the acquisition method of accounting and the operating results of Allegiant Networks have been included in our consolidated financial statements as of the closing date of the acquisition. Under the acquisition method of accounting, the aggregate amount of consideration paid by us was allocated to Allegiant Networks’ net tangible assets and intangible assets based on their estimated fair values as of the acquisition closing date. The excess of the purchase price over the value of the net tangible assets and intangible assets was recorded to goodwill. The factors contributing to the recognition of goodwill were based upon our conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. Goodwill, which is non-deductible for tax purposes, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is primarily attributable to the customer relationships of the acquired business and expected synergies at the time of the acquisition.

We retained an independent third-party valuation firm to assist management in our valuation of the acquired assets and liabilities. The following table presents the final allocation of the purchase price for Allegiant Networks as of December 31, 2022 (in thousands):

Final Purchase Price Allocation
Total purchase price	$9,426
Cash	586
Accounts receivables	759
Prepaid expenses	48
Inventory	484
Other assets	12
Property, plant & equipment	319
Right to use assets	861
Intangible assets acquired (FV)	7,000
Total identifiable assets	10,069

Accounts payable	1,162
Accrued expenses	714
Contract liability	917
Operating lease liability	877
Direct financing liability	142
Buyers note	1,100
Deferred tax liability	1,922
Total liabilities assumed	6,834
Total goodwill	$5,091

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

The customer relationships was valued using the multi-period excess earnings method. The Inherent in the multi-period excess earnings method is the recognition that, in most cases, all of the assets of the business, both tangible and intangible, contribute to the generation of the cash flow of the business and the net cash flows attributable to the subject asset must recognize the support of the other assets which contribute to the realization of the cash flows. This future cash flow was then discounted using an estimated required rate of return for the asset to determine the present value of the future cash flows attributable to the asset. The key assumptions used in valuing the customer relationships acquired are as follows: weighted average cost of capital of 16.0%, tax rate of 25.0%, and estimated economic life of 15 years.

The following unaudited pro forma information presents our consolidated results of operations as if Allegiant Networks had been included in our consolidated results since January 1, 2021:

	For the Year Ended December 31, (Unaudited, in thousands)
	2022	2021
Revenues	$46,764	$38,134
Net loss	(35,545)	(1,246)
Earnings per share	$(1.42)	$(0.05)

The unaudited pro forma financial information is presented for informational purposes only and may not necessarily reflect the Company’s future results of operations or what the results of operations would have been had the Company owned and operated Allegiant Networks as of January 1, 2021.

Acquisition related expenses incurred by us in connection with the Allegiant Networks acquisition of $18,000 for the year ended December 31, 2022, are recorded within general and administrative expenses in our consolidated statements of operations.

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

Acquisition related expenses incurred by us in connection with the NetSapiens acquisition of $37,000 and $970,000 for the years ended December 31, 2022 and 2021, respectively, are recorded within general and administrative expenses in our consolidated statements of operations.

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

Acquisition related expenses incurred by us in connection with the Centric Telecom acquisition of $0 and $67,000 for the years ended December 31, 2022 and 2021, respectively, are recorded within general and administrative expenses in our consolidated statements of operations.

5. Trade Receivables, net

Our trade receivables balance consists of traditional trade receivables.  Below is an analysis of our trade receivables as shown on our balance sheet (in thousands):

	December 31,
	2022	2021
Gross trade receivables	$3,428	$2,249
Less: allowance for doubtful accounts	(131)	(72)
Trade receivables, net	$3,297	$2,177

Current trade receivables, net	$3,297	$2,177
Long-term trade receivables, net	-	-
Trade receivables, net	$3,297	$2,177

6. Prepaid Expenses

	December 31,
	2022	2021
Prepaid corporate insurance	$117	$90
Prepaid software services and support	122	160
Prepaid employee insurance premiums	30	9
Nasdaq Listing Fee	15	15
Other prepaid expenses	147	84
Total prepaid assets	$431	$358

Prepaid expenses consisted of the following (in thousands):

7. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Building	$2,000	$2,000
Land	500	500
Computer and office equipment	2,726	1,854
Computer software	576	576
Internal-use software	14	14
Furniture and fixtures	75	75
Vehicles	130	74
Leasehold improvements	15	7
Less: accumulated depreciation	(2,721)	(2,111)
Total property and equipment, net	$3,315	$2,989

Depreciation expense is included in general and administrative expenses and totaled $311,000 and $235,000 for the years ended December 31, 2022 and 2021, respectively.

8. Intangible Assets and Goodwill

On December 31, 2022, the Company determined there was a triggering event, primarily caused by a sustained decrease in the Company's stock price and we retained an independent third-party valuation firm to assist management in performing the quantitative impairment tests. The results of the goodwill and intangible asset impairment tests indicated that the carrying value of goodwill exceeded the estimated fair value and no impairment was required for intangible assets. Thus, as of December 31, 2022, the Company recorded an impairment of $32.6 million related to its goodwill book value for the software solutions operating segment. For further information, see Note 2 (Significant Accounting Polices).

On November 1, 2022, the Company acquired $7,000,000 in intangible assets in connection with the Allegiant Networks business acquisition. On June 1, 2021, the Company acquired $21,100,000 in intangible assets in connection with the NetSapiens business acquisition. On January 14, 2021, the Company acquired $2,200,000 in intangible assets in connection with the Centric Telecom business acquisition.

Acquired intangible assets subject to amortization consist of the following (in thousands):

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$26,073	$(3,052)	$23,021	$19,073	$(1,619)	$17,454
Developed technologies	4,900	(1,410)	3,490	4,900	(528)	4,372
Trademark and trade names	400	(186)	214	400	(65)	335
Total acquired intangible assets	$31,373	$(4,648)	$26,725	$24,373	$(2,212)	$22,161

As of December 31, 2022, the weighted average remaining useful life for customer relationships was 14.4 years, developed technologies was 4.7 years, and trademarks and trade names was 2.7 years.

Amortization expense for customer relationships intangible assets is included in sales and marketing expenses and totaled $1,433,000 and $723,000 for the years ended December 31, 2022 and 2021, respectively. Amortization expense for developed technologies intangible assets is included in cost of software solutions revenue and totaled $882,000 and $528,000 for the years ended December 31, 2022 and 2021, respectively. Amortization expense for trademark and trade name intangible assets is included in general and administrative expenses and totaled $121,000 and $140,000 for the years ended December 31, 2022 and 2021, respectively.

                As of December 31, 2022, annual amortization of definite lived intangible assets, based on existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Year ending December 31,
2023	$3,170
2024	3,028
2025	2,770
2026	2,457
2027 and thereafter	15,300
Total	$26,725

The following table provides a summary of changes in the carrying amounts of goodwill (in thousands):

Goodwill
Balance at January 1, 2021	$272
Centric Telecom business acquisition	1,719
NetSapiens business acquisition	34,981
Balance at December 31, 2021	36,972
Allegiant Networks business acquisition	5,091
Impairment	(32,609)
Balance at December 31, 2022	$9,454

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2022	2021
Accrued wages and benefits	$2,427	$1,188
Accrued accounts payable	987	609
Accrued sales and telecommunications taxes	846	2,487
Product warranty liability	55	50
Income tax payable	-	10
Other	575	560
Total accrued expenses	$4,890	$4,904

The changes in aggregate product warranty liabilities for the years ended December 31, 2022 and 2021 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2021	$33
Accrual for warranties	50
Adjustments related to pre-existing warranties	1
Warranty settlements	(34)
Balance at December 31, 2021	50
Accrual for warranties	55
Adjustments related to pre-existing warranties	(26)
Warranty settlements	(24)
Balance at December 31, 2022	$55

Product warranty expense is included in cost of product revenue and totaled $29,000 and $51,000 for the years ended December 31, 2022 and 2021, respectively.

10. Notes Payable

Notes payable consists of a short and long-term financing arrangements:

	December 31,
	2022	2021
Notes payable	$3,025	$1,873
Less: current notes payable	(420)	(1,873)
Notes payable, net of current portion	$2,605	$-

On November 1, 2022, as part of the acquisition of Allegiant Networks, we entered into a promissory note with the seller in the amount of $1.1 million. The loan agreement has a term of three (3) years with quarterly payments of Ninety-Eight Thousand Three Hundred Eighty and 54/100 Dollars ($9,838,054), including interest at 4.00%, beginning on April 1, 2023.

As part of the November 1, 2022 acquisition of Allegiant Networks, we assumed two promissory notes with CrossFirst Bank. One loan agreement for $125,000 has a term of three (3) years with monthly payments of Three Thousand Seven Hundred Seven and 62/100 Dollars ($370,762), including interest of 4.25%, beginning on October 30, 2020. The second loan agreement for $150,000 has a term of three (3) years with monthly payments of Four Thousand Four Hundred Sixty-Six and 08/100 Dollars ($446,608), including interest of 4.50%, beginning on September 1, 2021.

On January 27, 2020, we entered into a Fixed Rate Term Loan Agreement with Bank of America, N.A. to finance Two Million Dollars ($2,000,000) to purchase our corporate office building. The Loan Agreement has a term of seven (7) years with monthly payments of Eleven Thousand Eight Hundred Forty-One and 15/100 Dollars ($1,184,115), including interest at 3.67%, beginning on March 1, 2020, secured by the office building. At December 31, 2021, we were in default of our basic fixed charge coverage ratio and classified the note payable as current on our consolidated balance sheet. During the year ended December 31, 2022, Bank of America, N.A. waived all financial covenants and the Company reclassified the long-term portion of the note payable as long-term.

As of December 31, 2022, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2023	$421
2024	484
2025	462
2026	183
2027	1,475
Total	$3,025

11. Line of Credit

                The Company maintains a line of credit with a maximum principal amount of $700,000, payable upon demand. The line of credit expires on April 15, 2023. The line of credit bears interest at 0.50% over the Wall Street Journal Prime Rate. As of December 31, 2022, there was an outstanding balance of $82,000 and $618,000 remained available for borrowing. The line of credit is collateralized by all company assets and is personally guaranteed by a member of senior management. Additionally, the line of credit is subject to certain financial covenants. On February 27, 2023, the Company renewed the line of credit through February 27, 2024. In the renewal, the personal guarantee was removed, but all other terms remained the same.

12. Fair Value Measurements

We have financial instruments as of December 31, 2022 and 2021 for which the fair value is summarized below (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$3,297	$3,297	$2,177	$2,177
Equipment financing receivables	1,890	1,890	1,274	1,274
Liabilities:
Finance leases	$193	$193	$303	$303
Notes payable	3,025	2,724	1,873	1,873

We have no liabilities for which fair value is recognized in the balance sheet on a recurring basis as of December 31, 2022 and 2021.

In January 2021, the Company recorded $746,000 of contingent consideration in connection with the Centric Telecom business acquisition, to be paid based on the completion of the earn-out period. Upon completion of the earn-out period in October 2021, the Company paid out $746,000 of contingent consideration and additional consideration of $126,000 based on revenue target achievements, which was recorded as general and administrative expenses for the year ended December 31, 2021. The progression of the Company’s Level 3 instruments fair valued on a recurring basis for the year ended December 31, 2022 and 2021 are shown in the table below (in thousands):

Asset and Business Acquisition Contingent Consideration
Balance at January 1, 2020	$-
Additions	$746
Cash payments	(746)
Balance at December 31, 2021	$-
Additions	-
Cash payments	-
Balance at December 31, 2022	$-

13. Equity

Common Stock

Shares of common stock reserved for future issuance as of December 31, 2022 were as follows:

Stock-based compensation plans:
Outstanding option awards	7,886,942
Available for future grants	3,609,654
11,496,596

14. Stock-Based Compensation

                We have various incentive stock-based compensation plans that provide for the grant of stock options, restricted stock units (RSUs), and other share-based awards of up to 11,496,596 shares to eligible employees, consultants, and directors. As of December 31, 2022, we had 3,609,654 shares remaining in the plans available to grant.

Stock Options

The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2022 and 2021 using the Black-Scholes option-pricing model were as follows:

	Year Ended December 31,
	2022	2021
Weighted-average fair value of options granted	$2.31	$0.65
Expected volatility	82%	13%
Expected life (in years)	5.72	0.81
Risk-free interest rate	2.99%	0.14%
Expected dividend yield	0.00%	0.00%

The expected volatility of the options is determined using historical volatilities based on historical stock prices. The expected life of the options granted is based on our historical share option exercise experience. The risk-free interest rate is determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the option. During 2022, the Company has declared a quarterly dividend of $0.005, however, the expected annual dividend yield was less than half of one percent during 2022.

The following table summarizes the stock option activity under the plans for the years ended December 31, 2022 and 2021:

			Weighted-Average	Aggregate
	Number	Weighted-Average	Remaining	Intrinsic Value
	of Shares	Exercise Price	Contract Life	(in thousands)
Outstanding at January 1, 2021	2,885,461	3.36	3.0 years	10,310
Granted	5,349,828	2.06
Exercised	(1,142,330)	2.89
Cancelled/forfeited	(104,116)	5.70
Outstanding at December 31, 2021	6,988,843	2.40	4.5 years	19,829
Granted	1,926,000	3.34
Exercised	(960,865)	1.33
Cancelled/forfeited	(301,014)	3.59
Outstanding at December 31, 2022	7,652,964	2.73	5.3 years	3,362
Shares vested and expected to vest	7,533,780	2.73	5.3 years	3,362
Exercisable as of December 31, 2022	5,655,810	2.25	4.1 years	3,362
Exercisable as of December 31, 2021	5,917,757	1.74	4.0 years	19,763

The total intrinsic value of options exercised during the years ended December 31, 2022 and 2021, was $1,576,000 and $2,894,000, respectively.

As of December 31, 2022, the total future compensation expense related to non-vested options not yet recognized in the consolidated statements of operations was approximately $5,232,000 and the weighted-average period over which these awards are expected to be recognized is approximately 2.0 years.

Restricted Stock Units:

The following table summarizes the RSUs outstanding:

	Years Ended December 31,
	2023	2024	2025
RSUs with service-based vesting conditions	142,651	13,334	-

The following table summarizes the RSUs activity under the plans for the years ended December 31, 2022 and 2021:

	Number	Weighted-Average
	of Units	Fair Value
Outstanding at January 1, 2021	100,511	$3.63
Granted	-	-
Vested/released	(56,480)	3.33
Cancelled/forfeited	(4,893)	3.79
Outstanding at December 31, 2021	39,138	4.05
Granted	592,500	2.70
Vested/released	(475,653)	2.50
Cancelled/forfeited	-	-
Outstanding at December 31, 2022	155,985	3.62

The weighted-average grant-date fair value of RSUs granted year ended December 31, 2022 was $2.70. There were no RSUs granted during the year ended December 31, 2021.

The total intrinsic value of RSUs that vested and were released during the years ended December 31, 2022 and 2021 was $1,167,000 and $341,000 respectively.

As of December 31, 2022, the total future compensation expense related to non-vested RSUs not yet recognized in the consolidated statements of operations was approximately $171,000 and the weighted-average period over which these awards are expected to be recognized is approximately 0.7 years.

                The following table summarizes the statement of operations effect of stock-based compensation for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Share-based compensation expense by type:
Stock options	$2,798	$1,441
Restricted stock units	1,576	187
Total cost related to share-based compensation expense	$4,374	$1,628
Share-based compensation expense by financial statement line item:
Cost of revenue	$425	$154
Research and development	542	125
Selling and marketing	681	271
General and administrative	2,726	1,078
Total cost related to share-based compensation expense	$4,374	$1,628

                The tax benefit related to stock compensation expense on net deferred tax assets at December 31, 2022 and 2021 was $510,000 and $178,000, respectively.

15. Income Taxes

The income tax benefit/(expense) consisted of the following for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Current income tax expense:
Federal	$-	$-
State and local	(173)	(35)
Current income tax expense	(173)	(35)

Deferred income tax benefit:
Federal	874	114
State and local	61	386
Deferred income tax benefit	935	500

Total income tax benefit/(provision)	$762	$465

The income tax provision attributable to income before income tax benefit for the years ended December 31, 2022 and 2021 differed from the amounts computed by applying the U.S. federal statutory tax rate of 21% and 21%, respectively, as a result of the following (in thousands):

	Year Ended December 31,
	2022	2021
U.S. federal statutory income tax benefit/(expense)	$7,596	$611
Increase in income tax benefit resulting from:
State and local income tax benefit/(expense), net of federal effect	697	227
Write-off goodwill	(6,848)
Change in the valuation allowance for net deferred income tax assets	(785)	(231)
Stock-based compensation	105	71
Other, net	(3)	(213)
Income tax benefit	$762	$465

                As of December 31, 2022 and 2021, significant components of net deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2022	2021
Deferred income tax assets:
Accrued expenses	$490	$242
Deferred revenue	698	722
Net operating loss carry-forwards	7,783	7,230
Stock-based compensation	510	178
Other	127	127
Subtotal	9,608	8,499
Valuation allowance	(3,179)	(1,498)
Total deferred income tax assets	6,429	7,001

Deferred income tax liabilities:
Property and equipment	(134)	(31)
Prepaid expenses and other	(455)	(445)
Intangible assets	(5,840)	(5,539)
Total deferred income tax liabilities	(6,429)	(6,015)

Net deferred income tax assets (liabilities)	$-	$986

As of December 31, 2022, we had NOL and research credit carry-forwards for U.S. federal income tax reporting purposes of approximately $26,892,000 and $66,000, respectively. $16,136,000 of the NOLs will begin to expire in 2032 through 2037, and the remaining $10,756,000 of the NOLs will not expire.  The research tax credit will begin to expire in 2039 through 2040.  Approximately $5,292,000 of the NOL carryforwards and $66,000 of the research credit carryforwards relate to the NetSapiens and Centric acquisitions.  A valuation allowance of $3,179,000 and $1,498,000 was recorded against our gross deferred tax asset balance as of December 31, 2022 and 2021, respectively.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more-likely-than-not that such assets will not be realized. In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods by jurisdiction, unitary versus stand-alone state tax filings, our experience with loss carryforwards expiring unutilized, and all tax planning alternatives that may be available. As of December 31, 2022, management reviewed the weight of all the positive and negative evidence available. Management reviewed negative evidence such as three years of cumulative pretax loss in the U.S. federal tax jurisdiction, and positive evidence such as projections of future pretax income and the duration of statutory carry-forward periods. As of December 31, 2022 the Company has a cumulative pretax loss for the three year lookback, which is considered significant objectively verifiable negative evidence. Management also evaluated projections of future pretax income and the duration of statutory carry-forward periods to determine if the NOL carryforwards could be utilized in whole or in part before they expire unutilized. Forecasts and projections of future income are inherently subjective and therefore generally are given less weight, based on the extent to which the assumptions can be objectively verified based on historical experience. Although historical trends utilized in our projections are objectively verifiable we assigned less weight to this positive evidence given the subjective nature of assumptions in projections. Management reviewed negative evidence related to experience of credits and loss carryforwards expiring unutilized, and determined that although negative evidence exists, it was not significant evidence, as the current loss carryforwards do not begin to expire until 2032 and therefore risk is minimal. After reviewing the weight of the positive and negative evidence, management determined that the positive evidence was not sufficient enough to overcome the negative evidence of cumulative pretax losses for the three year lookback to conclude that it is more likely than not that deferred tax assets of $3,179,000 are realizable.  Therefore, a valuation allowance of $3,179,000 was recorded against our gross deferred tax asset balance as of December 31, 2022.

We also have state NOL and research and development credit carry-forwards of approximately $29,034,000 and $61,000, which expire on specified dates as set forth in the rules of the various states to which the carry-forwards relate.  The company has recorded a valuation allowance of $61,000 against the research and development credit carryforward.

We also have foreign NOL carryforwards of approximately $1,541,000 which will expire on various dates as set forth in the rules of the various countries to which the carryforwards relate.  Due to the uncertainty on the Company’s ability to utilize these NOL carryforwards the company has recorded a valuation allowance against these NOL carryovers of $354,000.

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

The aggregate changes in the balance of unrecognized tax benefits during the years ended December 31, 2022 and 2021 were as follows (in thousands):

Balance as of January 1, 2021	$-
Reductions due to lapsed statute of limitations	-
Balance as of December 31, 2021	-
Reductions due to lapsed statute of limitations	-
Balance as of December 31, 2022	$-

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax provision in the consolidated statements of operations. There were no accrued interest and penalties as of December 31, 2022 and 2021, respectively.

Our U.S. federal income tax returns for fiscal 2019 through 2022 are open tax years. We also file in various states, with few exceptions, we are no longer subject to state income tax examinations by tax authorities for years prior to fiscal 2017.

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

We leased office space in McLean, Virginia under a non-cancelable operating lease agreement that expired on July 31, 2021.  The operating lease contained customary escalation clauses. Rental expense for the years ended December 31, 2022 and 2021 was approximately $0 and $56,000, respectively.

We currently lease office space in Reston, Virginia under a non-cancelable operating lease agreement that expires in 2025. The operating lease contains customary escalation clauses. Rental expense for the years ended December 31, 2022 and 2021 was approximately $49,000 and $22,000, respectively.

We leased office space in La Jolla, California under a non-cancelable operating lease agreement that expired in 2022.  The operating lease contains customary escalation clauses. Rental expense for the years ended December 31, 2022 and 2021 was approximately $373,000 and $210,000, respectively.

We currently lease office space in San Diego, California under a non-cancelable operating lease agreement that expires in 2023. Rental expense for the years ended December 31, 2022 and 2021 was approximately $8,000 and $0, respectively.

We currently lease office space in Overland Park, Kansas under a non-cancelable operating lease agreement that expires in 2027. The operating lease contains customary escalation clauses. Rental expense for the years ended December 31, 2022 and 2021 was approximately $30,000 and $0, respectively.

We currently lease other assets under multiple operating leases. The leases expire on various dates through 2027 and the interest rates range from 2.81% to 15.74%. The expense is included in cost of product expenses and totaled approximately $79,000 and $63,000 for the years ended December 31, 2022 and 2021, respectively.

We currently lease data center colocation space in Grand Rapids, Michigan, Las Vegas, Nevada, Dallas, Texas and Lenexa, Kansas, under non-cancelable operating lease agreements that expire in 2024. Rental expense for the years ended December 31, 2022 and 2021 was approximately $213,000 and $83,000, respectively.

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The Company leases equipment and support under finance lease agreements which extends through 2026. The Company also leases three vehicles under financing agreements. One vehicle lease ended in 2021 and two vehicle leases ended in 2022. The outstanding balance for finance leases was $199,000 and $311,000 as of December 31, 2022 and 2021, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $486,000 and $486,000 as of December 31, 2022 and 2021, respectively. Related accumulated depreciation totaled $259,000 and $167,000 as of December 31, 2022 and 2021, respectively. The $40,000 in support contracts were classified as a prepaid expense and are being amortized over the service period of three years. One support contract expired in January 2021 and the other expires in June 2024. Amortization expense is included in general and administrative expenses and totaled $5,000 and $3,000 for the years ended December 31, 2022 and 2021, respectively. The interest rates on the finance lease obligations range from 1.37% and 15.74% and interest expense was $7,000 and $8,000 for the years ended December 31, 2022 and 2021, respectively.

The maturity of operating leases and finance lease liabilities as of December 31, 2022 are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2023	$454	$98
2024	316	77
2025	178	21
2026	176	3
2027	132	-
Total minimum lease payments	1,256	199
Less: amount representing interest	(90)	(6)
Present value of minimum lease payments	$1,166	$193

Lease term and discount rate	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	3.8
Finance leases	2.1
Weighted-average discount rate
Operating leases	4.1%
Finance leases	2.6%

Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$744
Operating cash flows from finance leases	10
Financing cash flows from finance leases	(110)

Lessor Accounting

Lessor accounting remained substantially unchanged with the adoption of ASC Topic 842. Crexendo offers its customers lease financing for the lease of our cloud telecommunication equipment (IP or cloud telephone desktop devices). We account for these transactions as sales-type leases. The vast majority of our leases that qualify as sales-type leases are non-cancelable and include cancellation penalties approximately equal to the full value of the lease receivables. Leases that do not meet the criteria for sales-type lease accounting are accounted for as operating leases. Operating lease revenue is classified as product revenue and totaled $268,000 and $204,000 for the years ended December 31, 2022 and 2021, respectively. Revenue from sales-type leases is recognized upon installation and the interest portion is deferred and recognized as earned. Revenue from operating leases is recognized ratably over the applicable service period.

Equipment finance receivables arising from the rental of our cloud telecommunications equipment through sales-type leases, were as follows (in thousands):

	December 31,	December 31,
	2022	2021
Gross financing receivables	$2,666	$1,822
Less: unearned income	(776)	(548)
Financing receivables, net	1,890	1,274
Less: current portion of finance receivables, net	(635)	(332)
Finance receivables due after one year	$1,255	$942

Future minimum lease payments as of December 31, 2022, consisted of the following:

Year ending December 31,	Lease Receivables
2023	$926
2024	824
2025	504
2026	281
2027 and thereafter	131
Gross equipment financing receivables	2,666
Less: unearned income	(776)
Equipment financing receivables, net	$1,890

17. Commitments and Contingencies

Annual Incentive Bonuses Accrual

We utilize incentive bonuses to reward performance achievements which provides for potential annual cash bonus awards to Company executives, non-executive management, and employees. Under the Bonus Plan, the Compensation Committee of the Board of Directors of the Company (the “Board”) has established bonus pools for fiscal 2022 of $390,000 for the Company executives, and $350,000 for non-executive management and employees. The Company executives and non-executive management will be eligible to receive bonus awards for fiscal 2022 based upon annual performance targets established by the Compensation Committee relating to one or more of the following: annual revenue, Adjusted EBITDA, cash balance, and the Company’s stock price measured at the end of the Company’s fiscal year. Awards will be paid on a tiered scale based upon actual performance as a percentage of the performance targets with a floor and cap. Payments for performance targets met or exceeded are payable, whether or not all performance targets are met, consistent with the weighted amounts for each performance target within the bonus pools. Bonus awards for executives and non-executive management will be weighted 30% on annual revenue, 30% on Adjusted EBITDA, 20% on cash balance, and 20% on the Company’s stock price. No bonus will be awarded for any performance target for which actual performance is less than 90% of target. At 90% or greater actual performance relative to the target, 50% of the weighted bonus amount apportioned for that target is payable. From 90% to 100% actual performance relative to the target, the remaining 50% of the weighted bonus amount is awarded pro rata with the percentage of actual performance exceeding 90% of target (i.e., each 1% excess over 90% of target equals 5% of the weighted bonus amount payable). For individuals included in this plan, if actual performance reaches 110% of target or greater for any performance target, then an additional 10% of the amount allocated to that performance target will be payable as an additional bonus. Employees will be eligible to receive bonus awards for fiscal 2022 based upon an Adjusted EBITDA performance target with a floor and cap. For the year ended December 31, 2022, the Company achieved three of the four performance targets, including Adjusted EBITDA, and $621,000 of the annual incentive bonuses was included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2022.

18. Employee Benefit Plan

We have established a retirement savings plan for eligible employees. The plan allows employees to contribute a portion of their pre-tax compensation in accordance with specified guidelines. For the years ended December 31, 2022 and 2021, we contributed approximately $365,000 and $178,000 to the retirement savings plan, respectively.

19. Segments

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

	Year Ended December 31,
	2022	2021
Revenue:
Cloud telecommunications service	$22,406	$19,426
Software solutions	15,148	8,666
Consolidated revenue	37,554	28,092

Loss from operations:
Cloud telecommunications services	(3,877)	(2,643)
Software solutions	(33,515)	(167)
Total operating loss	(37,392)	(2,810)
Other income/(expense), net:
Cloud telecommunications services	(71)	(70)
Software solutions	1,288	(30)
Total other income/(expense), net	1,217	(100)
Loss before income tax benefit:
Cloud telecommunications services	(3,948)	(2,713)
Software solutions	(32,227)	(197)
Loss before income tax benefit	$(36,175)	$(2,910)

Depreciation and amortization was $712,000 and $438,000 for the Cloud telecommunications services segment for the years ended December 31, 2022 and 2021, respectively. Depreciation and amortization was $2,035,000 and $1,189,000 for the Software solutions segment for the years ended December 31, 2022 and 2021, respectively.

Interest income was $0 and $1,000 for the cloud telecommunications services segment for the years ended December 31, 2022 and 2021, respectively. Interest income was $0 and $0 for the software solutions segment for the years ended December 31, 2022 and 2021, respectively.

Interest expense was $77,000 and $84,000 for the cloud telecommunications services segment for the years ended December 31, 2022 and 2021, respectively. Interest expense was $1,000 and $0 for the software solutions segment for the years ended December 31, 2022 and 2021, respectively.

20. Quarterly Financial Information (in thousands, unaudited)

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Consolidated	2022	2022	2022	2022
Service revenue	$4,398	$4,556	$4,473	$6,088
Software Solutions	3,268	3,598	3,875	4,407
Product revenue	492	692	760	947
Total revenue	8,158	8,846	9,108	11,442
Operating expenses:
Cost of service revenue	1,436	1,438	1,375	2,462
Cost of software solutions	1,661	1,131	1,141	1,403
Cost of product revenue	317	372	453	495
Selling and marketing	2,584	2,771	2,732	3,638
General and administrative	3,249	2,757	2,800	4,098
Research and development	304	1,229	1,151	1,271
Goodwill and long-lived asset impairment	-	-	-	32,678
Total operating expenses	9,551	9,698	9,652	46,045
Loss from operations	(1,393)	(852)	(544)	(34,603)
Total other income/(expense), net	(28)	(126)	(184)	1,555
Loss before income taxes	(1,421)	(978)	(728)	(33,048)
Income tax benefit	201	82	32	447
Net loss	$(1,220)	$(896)	$(696)	$(32,601)

Basic earnings per common share (1)	$(0.05)	$(0.04)	$(0.03)	$(1.33)
Diluted earnings per common share (1)	$(0.05)	$(0.04)	$(0.03)	$(1.33)

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Consolidated	2021	2021	2021	2021
Service revenue	$4,139	$4,327	$4,325	$4,311
Software solutions revenue	-	1,012	3,784	3,870
Product revenue	368	440	701	815
Total revenue	4,507	5,779	8,810	8,996
Operating expenses:
Cost of service revenue	1,259	1,347	1,210	1,288
Cost of software solutions revenue	-	526	1,675	1,830
Cost of product revenue	225	286	461	553
Selling and marketing	1,279	1,897	2,285	2,799
General and administrative	2,216	2,579	2,768	3,023
Research and development	350	388	358	300
Total operating expenses	5,329	7,023	8,757	9,793
Income/(loss) from operations	(822)	(1,244)	53	(797)
Total other income/(expense), net	(17)	(19)	(41)	(23)
Income/(loss) before income taxes	(839)	(1,263)	12	(820)
Income tax benefit/(provision)	124	260	(137)	218
Net loss	$(715)	$(1,003)	$(125)	$(602)

Basic earnings per common share (1)	$(0.04)	$(0.05)	$(0.01)	$(0.03)
Diluted earnings per common share (1)	$(0.04)	$(0.05)	$(0.01)	$(0.03)

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2022 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provided reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to this item will be set forth in the definitive proxy statement to be delivered to stockholders in connection with the 2023 Annual Meeting of Stockholders (the “Proxy Statement”). Such information is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report:

1.	Financial Statements – consolidated financial statements of Crexendo, Inc. and subsidiaries as set forth under Item 8 of this Report.
2.	The Financial Statement Schedule on page 92 of this Annual Report.
3.	Exhibit Index as seen below.

EXHIBIT INDEX

Exhibit		Incorporated By Reference			Filed
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement and Plan of Merger and Reorganization, dated March 5, 2021, by and among Crexendo, Inc., Crexendo Merger Sub, Inc., Crexendo Merger Sub, LLC, NetSapiens, Inc. and David Wang as stockholder representative.	8-K	3/8/2021	2.1
2.2	Acquisition Agreement, dated October 17, 2022, by and among Crexendo, Inc., Bryan J. Dancer and Allegiant Networks, LLC	8-K/A	10/21/2022	10.1
3.1	Articles of Incorporation	8-K	12/14/2016	3.1
3.2	Bylaws	8-K	12/14/2016	3.2
4.1	Description of Capital Stock				X
10.1*	2021 Equity Incentive Plan	S-8	5/24/2021
10.2	Reincorporation in state of Nevada for Crexendo, Inc. (Nevada) Articles of Incorporation	8-K	12/14/2016	3.1
10.3	Reincorporation in state of Nevada for Crexendo, Inc. (Nevada) bylaws	8-K	12/14/2016	3.2
10.4	Loan Agreement between Bank of America, N.A. and Crexendo Business Solutions, Inc. dated January 22 2020, entered into on January 27, 2020.	8-K	1/29/2020	10.2
10.5	Voting and Support Agreement, dated March 5, 2021, by and among Crexendo, Inc., Anand Buch, David T.K. Wang and James Murphy.	8-K	3/8/2021	10.1
10.6	Voting and Support Agreement, dated March 5, 2021, by and between NetSapiens, Inc. and Steven G. Mihaylo.	8-K	3/8/2021	10.2
21.1	Subsidiaries of Crexendo, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (Urish Popeck & Co., LLC)				X
31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
31.2	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350				X
32.2	Certification Pursuant to 18 U.S.C. Section 1350				X
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

———————

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crexendo, Inc.

Date: March 14, 2023	By:	/s/ STEVEN G. MIHAYLO
Steven G. Mihaylo Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2023	By:	/s/ STEVEN G. MIHAYLO
Steven G. Mihaylo Chief Executive Officer, Chairman of the Board of Directors

Date: March 14, 2023	By:	/s/ RONALD VINCENT
Ronald Vincent Chief Financial Officer

Date: March 14, 2023	By:	/s/ TODD GOERGEN
Todd Goergen Director

Date: March 14, 2023	By:	/s/ JEFFREY P. BASH
Jeffrey P. Bash Director

Date: March 14, 2023	By:	/s/ DAVID WILLIAMS
David Williams Director

Date: March 14, 2023	By:	/s/ ANIL PURI
Anil Puri Director

CREXENDO, INC. AND SUBSIDIARIES

Schedule II- Valuation and Qualifying Accounts

