Form 10-Q
period 2023-03-31
Crexendo, Inc.
filed 2023-05-09
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 ________________________

FORM 10-Q

 ________________________

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission file number 001-32277

 ________________________

Crexendo, Inc.
(Exact name of registrant as specified in its charter)

 ________________________

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2023 was 25,972,604.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Crexendo, Inc. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except par value and share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$3,688	$5,475
Trade receivables, net of allowance of $187 and $131, respectively	3,789	3,297
Inventories	639	679
Equipment financing receivables, net of allowance of $42 and $0, respectively	661	635
Contract costs	933	841
Property and equipment, held for sale	2,333	-
Prepaid expenses	621	431
Other current assets	495	674
Total current assets	13,159	12,032

Contract assets, net of allowance of $31 and $0, respectively	292	318
Long-term equipment financing receivables, net of allowance of $85 and $0, respectively	1,341	1,255
Property and equipment, net	875	3,315
Operating lease right-of-use assets	987	1,081
Intangible assets, net	25,933	26,725
Goodwill	9,454	9,454
Contract costs, net of current portion	1,480	1,304
Other long-term assets	166	150
Total Assets	$53,687	$55,634

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$691	$1,206
Accrued expenses	4,295	4,890
Finance leases	83	95
Notes payable	511	420
Operating lease liabilities	355	363
Income tax payable	102	79
Contract liabilities	3,143	3,338
Total current liabilities	9,180	10,391

Contract liabilities, net of current portion	227	247
Finance leases, net of current portion	80	98
Notes payable, net of current portion	2,640	2,605
Line of credit	-	82
Operating lease liabilities, net of current portion	666	752
Total liabilities	12,793	14,175

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	-	-
Common stock, par value $0.001 per share - authorized 50,000,000 shares, 25,972,604 shares issued and outstanding as of March 31, 2023 and 25,670,773 shares issued
and outstanding as of December 31, 2022	26	26
Additional paid-in capital	130,389	129,192
Accumulated deficit	(89,687)	(87,946)
Accumulated other comprehensive income	166	187
Total stockholders' equity	40,894	41,459

Total Liabilities and Stockholders' Equity	$53,687	$55,634

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share and share data)

	Three Months Ended March 31,
	2023	2022
Service revenue	$7,158	$4,398
Software solutions revenue	4,108	3,268
Product revenue	1,225	492
Total revenue	12,491	8,158

Operating expenses:
Cost of service revenue	3,044	1,436
Cost of software solutions revenue	1,185	1,661
Cost of product revenue	839	317
Selling and marketing	3,809	2,584
General and administrative	3,997	3,249
Research and development	1,191	304
Total operating expenses	14,065	9,551

Loss from operations	(1,574)	(1,393)

Other income/(expense):
Interest expense	(42)	(19)
Other income/(expense), net	58	(9)
Total other income/(expense), net	16	(28)

Loss before income tax	(1,558)	(1,421)

Income tax (provision)/benefit	(24)	201

Net loss	$(1,582)	$(1,220)

Earnings per common share:
Basic	$(0.06)	$(0.05)
Diluted	$(0.06)	$(0.05)

Weighted-average common shares outstanding:
Basic	25,734,049	22,236,362
Diluted	25,734,049	22,236,362

The accompanying notes are an integral part of the condensed consolidated financial statements.

4

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(1,582)	$(1,220)
Other comprehensive income/(loss), net of tax
Foreign currency translation loss	(21)	(9)
Total other comprehensive loss	(21)	(9)
Comprehensive loss	$(1,603)	$(1,229)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2023 and 2022

(Unaudited, in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2023	25,670,773	$26	$129,192	$187	$(87,946)	$41,459
Cumulative effect of accounting change	-	-	-	-	(159)	(159)
Share-based compensation	-	-	1,414	-	-	1,414
Vesting of restricted stock units	266,278	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	(21)	-	(21)
Issuance of common stock for exercise of stock options	35,553	-	40	-	-	40
Taxes paid on the net settlement of stock options and RSUs	-	-	(257)	-	-	(257)
Net loss	-	-	-	-	(1,582)	(1,582)
Balance, March 31, 2023	25,972,604	$26	$130,389	$166	$(89,687)	$40,894

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2022	22,054,239	$22	$118,432	$12	$(52,533)	$65,933
Share-based compensation	-	-	1,053	-	-	1,053
Vesting of restricted stock units	103,657	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	(9)	-	(9)
Issuance of common stock for exercise of stock options	237,581	-	278	-	-	278
Taxes paid on the net settlement of stock options and RSUs	-	-	(117)	-	-	(117)
Dividends declared	-	-	(111)	-	-	(111)
Net loss		-	-	-	(1,220)	(1,220)
Balance, March 31, 2022	22,395,477	$22	$119,535	$3	$(53,753)	$65,807

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,582)	$(1,220)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	908	619
Allowance for credit losses	55	-
Share-based compensation	1,414	1,053
Changes in assets and liabilities:
Trade receivables	(548)	(525)
Contract assets	(5)	21
Equipment financing receivables	(239)	(90)
Inventories	40	(2)
Contract costs	(268)	(243)
Prepaid expenses	(190)	(241)
Income tax receivable	-	(166)
Other assets	163	14
Accounts payable and accrued expenses	(1,110)	(691)
Income tax payable	23	(24)
Contract liabilities	(215)	(243)
Net cash used for operating activities	(1,554)	(1,738)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(9)	(34)
Net cash used for investing activities	(9)	(34)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	278	-
Borrowing on line of credit, net	(82)	-
Repayments made on finance leases	(30)	(28)
Repayments made on notes payable	(152)	(19)
Proceeds from exercise of options	40	278
Dividend payments	-	(111)
Taxes paid on the net settlement of stock options and RSUs	(257)	(117)
Net cash provided by/(used for) financing activities	(203)	3
Effect of exchange rate changes on cash	(21)	(9)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,787)	(1,778)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	5,475	7,468

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$3,688	$5,690

Supplemental disclosure of cash flow information:
Cash used during the year for:
Income taxes, net	$-	$-
Interest expense	$(24)	$(19)
Supplemental disclosure of non-cash investing and financing information:
Transfer of property and equipment, net to property and equipment, held for sale	$2,333	$-

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

Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the three months ended March 31, 2023 and 2022, we recorded foreign currency translation gains/(losses) of $(21), and $(9), respectively, in our statements of comprehensive income (loss).

 Cash and Cash Equivalents – We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $3,119 and 4,750 respectively.

Trade Receivables and Allowance for Credit Losses – Trade receivables from our cloud telecommunications services and software solutions segments are recorded at invoiced amounts. Trade receivables are generally due within 30 days after the invoice date. We provide an allowance for credit losses based on historical loss experience, the age of the receivables, specific troubled accounts and other currently available information.

The allowance for credit losses is determined based on an assessment of historical collection experience using the aging schedule method as well as consideration of current and future economic conditions. Trade receivables are written off against the allowance after all collection efforts have been exhausted and management deems the account to be uncollectible. We believe that our trade receivable credit risk is low because of the geographic and industry diversification of our clients and small account balances for most of our clients. We continually evaluate the adequacy of the allowance for credit losses and adjust as necessary.

 Equipment Financing Receivables and Allowance for Credit Losses – Equipment financing receivables are comprised of sales-type leases. Sales-type leases are from financing options provided to clients for cloud telecommunications equipment (IP or cloud telephone desktop devices) and are generally due in installments over periods ranging from three to five years.

We provide an allowance for credit losses based on historical loss experience, adverse situations that may affect a client’s ability to pay, current economic conditions and outlook based on reasonable and supportable forecasts. We continually evaluate the adequacy of the allowance for credit losses and adjust as necessary. Equipment financing receivables are written off against the allowance after all collection efforts have been exhausted and management deems the account to be uncollectible. We believe that our equipment financing receivable credit risk is low because of the geographic and industry diversification of our clients and small account balances for most of our clients.

Contract Assets and Allowance for Credit Losses– Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed as of the reporting date. The Company recognizes a contract asset when the Company transfers products or services to a customer and the right to consideration is conditional on something other than the passage of time. The contract assets are transferred to receivables when the rights become unconditional.

The allowance for credit losses is determined based on an assessment of historical collection experience using the loss-rate method as well as consideration of current and future economic conditions and changes in our loss-rate trends. We utilize a five-year lookback period to establish our estimate of expected credit losses, as our contractual terms range from three to five years. Contract assets are written off against the allowance after all collection efforts have been exhausted and management deems the account to be uncollectible. We believe that our contract assets credit risk is low because of the geographic and industry diversification of our clients and small account balances for most of our clients. We continually evaluate the adequacy of the allowance for credit losses and adjust as necessary.

Contract Costs – Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining telecommunications contracts which are recoverable. The Company capitalized contract costs in the amount of $2,413 and $2,145 at March 31, 2023 and December 31, 2022, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate, which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the three months ended March 31, 2023 and 2022, the Company amortized $388 and $261, respectively, and there was no impairment loss in relation to the costs capitalized.

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

Property and equipment, held for sale – Property and equipment are classified as held for sale when the Company commits to and commences a plan of sale that is reasonably expected to be completed within one year and satisfies certain other held for sale criteria. Property and equipment held for sale are recorded at the lesser of carrying value or fair value, less estimated cost to sell.  Depreciation ceases once an asset is classified as held for sale. The Company performs an impairment review of assets held for sale each reporting period. An impairment loss is recorded for an asset or asset group held for sale when the carrying value of the asset or asset group exceeds its fair value, less estimated cost to sell.

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

The process of estimating the fair value of goodwill is subjective and requires the Company to make estimates that may significantly impact the outcome of the analysis. A qualitative assessment considers events and circumstances such as macroeconomic conditions, industry and market conditions, cost factors and overall financial performance, as well as company specifications. If after performing this assessment, the Company concludes it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the Company must perform the quantitative test. Under the quantitative test, a goodwill impairment is identified by comparing the fair value of the reporting unit to the carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds the fair value of the reporting unit, goodwill is considered impaired and an impairment charge is recognized in an amount equal to the excess, not to exceed the carrying amount of goodwill.

Impairment assessment inherently involves management judgments regarding a number of assumptions. The reporting unit fair value also depends on the future strength of the U.S. economy. New and developing competition as well as technological change could also adversely affect future fair value estimates. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of the Company’s recorded goodwill, differences in assumptions could have a material effect on the estimated fair values. For further information, see Note 10 (Intangible Assets and Goodwill).

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

Use of Estimates – In preparing the consolidated financial statements, management makes assumptions, estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of net sales and expenses during the reported periods. Specific estimates and judgments include valuation of goodwill and intangible assets in connection with business acquisitions and asset acquisitions, the provision for credit losses related to trade receivables, provision for contract assets, provision for equipment financing receivables, uncertainties related to certain income tax benefits, valuation of deferred income tax assets, valuations of share-based payments, annual incentive bonuses accruals, recoverability of long-lived assets and intangible assets, and product warranty liabilities. Management’s estimates are based on historical experience and on our expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from our current estimates and those differences may be material.

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

Income Taxes – We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows.  In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. At December 31, 2022, we determined that it is more likely-than-not that we will not be able to realize our deferred income tax assets in the future. A valuation allowance of $3,179 and $3,179 was recorded against our gross deferred tax asset balance as of March 31, 2023 and December 31, 2022, respectively.

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

Operating Segments – Accounting guidance establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in financial reports issued to stockholders. The Company has reorganized into two operating segments, which consist of cloud telecommunications services and software solutions. The software solutions segment includes the results of operation of NetSapiens, LLC, NSHC, Inc., NetSapiens Canada, Inc., and NetSapiens International Limited. The cloud telecommunications segment includes the results of operations of Allegiant Networks, LLC, Crexendo Business Solutions, Inc., Crexendo International, Inc., and Crexendo Business Solutions of Virginia, Inc. We generate 95% of our total revenue from customers within the United States and 5% of our total revenues from customers in other parts of the world.

Significant Customers – No customer accounted for 10% or more of our total revenue for the three months ended March 31, 2023 and 2022. No customer accounted for 10% or more of our total trade accounts receivable as of March 31, 2023 and December 31, 2022.

Recently Adopted Accounting Pronouncements – In August 2020, the FASB issued ASU 2020-06, which simplifies the accounting for convertible instruments. ASU 2020-06 eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. ASU 2020-06 also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. ASU 2020-06 is effective for our fiscal year beginning after December 15, 2021, including interim periods within this fiscal year. This guidance can be applied using either a modified or full retrospective approach. The Company adopted ASU 2020-06 effective January 1, 2022. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, with additional updates and amendments being issued in 2018, 2019, 2020 and 2022 (collectively, “ASC 326”).  The new standard updates the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss (“CECL”) model. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities are required to use a new forward-looking “expected loss” model that generally results in the earlier recognition of an allowance for credit losses.  The Company adopted ASC 326 on a modified retrospective basis as of January 1, 2023, through a cumulative-effect adjustment to the Company’s beginning accumulated deficit balance; the impact of the adoption was not material to the Company’s consolidated financial statements. The adoption of this standard and applicable amendments primarily impacted the estimation of our allowance for credit losses for accounts receivable and established an allowance for credit losses for our equipment finance receivables and contract assets.  See Note 2 for disclosures related to changes in accounting policies. See Note 6 - Accounts Receivable and Allowance for Credit Losses, Note 7 – Equipment Financing Receivable and Allowance for Credit Losses, and Note 3 – Revenue for additional discussion regarding the impacts from the adoption of this standard.

Recently Issued Accounting Pronouncements – None

2. Changes in Accounting Principles

On January 1, 2023, the Company adopted ASC 326 Financial Instruments — Credit Losses (“ASC 326”). The new standard updates the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss (“CECL”) model. For trade and other receivables, held-to-maturity debt securities, loans, contract assets, and other instruments, entities are required to use a new forward-looking “expected loss” model that generally results in the earlier recognition of an allowance for credit losses. The Company applied the modified retrospective method of adoption for ASC 326. Under this transition method, the Company applied the transition provisions starting at the date of adoption. The cumulative effect of the adoption of ASC 326 on our January 1, 2023 Condensed Consolidated Balance Sheet was as follows:

Condensed Consolidated Balance Sheet	December 31, 2022	New ASC 326	January 1, 2023
	As Previously	Standard	As
(In thousands)	Reported	Adjustment	Adjusted
Assets
Trade receivables, net of allowance	$3,297	$(18)	$3,279
Contract assets, net of allowance	318	(29)	289
Equipment financing receivables, net of allowance	635	(37)	598
Total current assets	12,032	(84)	11,948
Long-term equipment financing receivables, net of allowance	1,255	(75)	1,180
Total Assets	$55,634	$(159)	$55,475
Liabilities and Stockholders' Equity
Accumulated deficit	(87,946)	(159)	(88,105)
Total stockholders' equity	41,459	(159)	41,300
Total Liabilities and Stockholders' Equity	$55,634	$(159)	$55,475

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

Three Months Ended March 31, 2023	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$1,225	$-	$1,225
Equipment financing revenue	105	-	105
Telecommunications services	6,056	-	6,056
Fees, commissions, and other, recognized over time	436	-	436
One time fees, commissions and other	561	-	561
Software licenses	-	1,033	1,033
Software licences subscription maintenance and support	-	2,966	2,966
Professional services and other	-	109	109
	$8,383	$4,108	$12,491
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$1,786	$1,142	$2,928
Products, services, and fees transferred over time	6,597	2,966	9,563
	$8,383	$4,108	$12,491

Three Months Ended March 31, 2022	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$492	$-	$492
Equipment financing revenue	72	-	72
Telecommunications services	3,759	-	3,759
Fees, commissions, and other, recognized over time	433	-	433
One time fees, commissions and other	134	-	134
Software licenses	-	645	645
Software licences subscription maintenance and support	-	2,505	2,505
Professional services and other	-	118	118
	$4,890	$3,268	$8,158
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$575	$763	$1,338
Products, services, and fees transferred over time	4,315	2,505	6,820
	$4,890	$3,268	$8,158

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	March 31,	December 31,
(In thousands)	2023	2022
Receivables, which are included in trade receivables, net of allowance for credit losses	$3,789	$3,297
Contract assets, net of allowance for credit losses	292	318
Contract liabilities	3,370	3,585

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Three Months Ended		For the Year Ended
(In thousands)	March 31, 2023		December 31, 2022
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(1,640)	$-	$(3,046)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	1,425	-	3,603
Transferred to receivables from contract assets recognized at the beginning of the period, net of allowance for credit losses	(79)	-	(166)	-
Increase due to additional unamortized discounts	53	-	223	-

Contract assets allowance for credit losses

Our contract assets balance consists of the Company’s rights to consideration for work completed but not billed as of the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract assets were as follows (in thousands):

	March 31,	December 31,
	2023	2022
Gross contract assets	$323	$318
Less: allowance for credit losses	(31)	-
Contract assets, net of allowance for credit losses	$292	$318

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2022	$-
Cumulative effect of accounting change	29
Provision	2
Write-offs	-
Recoveries and other	-
Balance at March 31, 2023	$31

The allowance for credit losses is determined based on an assessment of historical collection experience using the loss-rate method as well as consideration of current and future economic conditions and changes in our loss-rate trends. We utilize a five-year lookback period to establish our estimate of expected credit losses, as our contractual terms range from three to five years. Based on that assessment, the allowance for credit losses as a percent of gross contract assets increased to 9.6% at March 31, 2023 from 0% at December 31, 2022.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period from the cloud telecommunications services segment (in thousands):

	2023	2024	2025	2026	2027 and thereafter	Total
Desktop devices	$247	$-	$-	$-	$-	$247
Telecommunications services	11,985	9,708	6,505	3,810	1,424	33,432
Software Solutions	7,123	3,857	2,444	717	44	14,185

4. Earnings Per Common Share

Basic net income/(loss) per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the three months ended March 31, 2023 and 2022 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31,
	2023	2022
Net loss (in thousands) (A)	$(1,582)	$(1,220)

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	25,734,049	22,236,362
Dilutive effect of stock-based awards	-	-
Diluted weighted-average outstanding shares of common stock (C)	25,734,049	22,236,362

Earnings per common share:
Basic (A/B)	$(0.06)	$(0.05)
Diluted (A/C)	$(0.06)	$(0.05)

For the three months ended March 31, 2023 and 2022, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net income per share because including them would be anti-dilutive.

	Three Months Ended March 31,
	2023	2022
Stock options	4,196,055	1,798,872

5. Acquisitions

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

The following unaudited pro forma information presents our consolidated results of operations as if Allegiant Networks had been included in our consolidated results since January 1, 2022:

	For the Three Months Ended March 31, (Unaudited, in thousands)
	2023	2022
Revenues	$12,491	$10,887
Net loss	(1,582)	(1,010)
Earnings per share	$(0.06)	$(0.04)

The unaudited pro forma financial information is presented for informational purposes only and may not necessarily reflect the Company’s future results of operations or what the results of operations would have been had the Company owned and operated Allegiant Networks as of January 1, 2022.

Acquisition related expenses incurred by us in connection with the Allegiant Networks acquisition totaled $1 and $0 for the three months ended March 31, 2023 and 2022, respectively and are recorded within general and administrative expenses in our consolidated statements of operations.

6. Trade Receivables and Allowance for Credit Losses

Our trade receivables balance consists of traditional trade receivables. Trade receivables were as follows (in thousands):

	March 31,	December 31,
	2023	2022
Gross trade receivables	$3,976	$3,428
Less: allowance for credit losses	(187)	(131)
Trade receivables, net	$3,789	$3,297

Current trade receivables, net	$3,789	$3,297
Long-term trade receivables, net	-	-
Trade receivables, net	$3,789	$3,297

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2022	$131
Cumulative effect of accounting change	18
Provision	45
Write-offs	(7)
Recoveries and other	-
Balance at March 31, 2023	$187

The allowance for credit losses is determined based on an assessment of historical collection experience using the aging schedule method as well as consideration of current and future economic conditions. Based on that assessment, the allowance for credit losses as a percent of gross accounts receivable increased to 4.7% at March 31, 2023 from 3.8% at December 31, 2022.

7. Equipment Financing Receivables and Allowance for Credit Losses

Our equipment financing receivables balance consists of sales-type leases arising from lease financing of cloud telecommunication equipment (IP or cloud telephone desktop devices) bundled and sold with our cloud telecommunications services. The majority of our leases that qualify as sales-type leases are non-cancelable and include cancellation penalties approximately equal to the full value of the lease receivables. Revenue from sales-type leases is recognized upon installation and the interest portion is deferred and recognized as earned. These receivables are typically collateralized by a security interest in the underlying equipment. Equipment financing receivables were as follows (in thousands):

	March 31,	December 31,
	2023	2022
Gross equipment financing receivables	$3,002	$2,666
Less: unearned income	(873)	(776)
Less: allowance for credit losses	(127)	-
Equipment financing receivables, net	$2,002	$1,890

Current equipment financing receivables, net	$661	$635
Long-term equipment financing receivables, net	1,341	1,255
Equipment financing receivables, net	$2,002	$1,890

A summary of our gross equipment financing receivables’ future contractual maturities, is as follows (in thousands):

Year ending December 31,
2023 remaining	$852
2024	961
2025	638
2026	362
2027	189
2028 and thereafter	-
Total	$3,002

Allowance for Credit Losses

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2022	$-
Cumulative effect of accounting change	112
Provision	19
Write-offs	(4)
Recoveries and other	-
Balance at March 31, 2023	$127

Aging of Receivables

The aging of gross equipment financing receivables was as follows (in thousands):

	March 31,	December 31,
	2023	2022
Past due amounts 0 - 90 days	$2,109	$1,888
Past due amounts > 90 days	20	2
Total	$2,129	$1,890

Our equipment financing receivable portfolio is primarily in the United States. Consistent with our adoption of ASC 326, effective January 1, 2023 (see Note 1 – Recently Adopted Accounting Pronouncements), the allowance for credit losses is determined principally based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, the allowance for credit losses increased to 6.0% of gross equipment financing receivables (net of unearned income) at March 31, 2023 from 0% at December 31, 2022.

The allowance for credit losses represents an estimate of the losses expected to be incurred from the Company’s equipment financing receivable portfolio. The projected loss rates are primarily based upon historical loss experience adjusted for judgments about the probable effects of relevant observable data including current and future economic conditions as well as delinquency trends, resolution rates, and the aging of receivables. The allowance for credit losses for equipment finance receivables is inherently more difficult to estimate than the allowance for trade receivables because the underlying lease portfolio has an average maturity, at any time, of approximately three to five years and contains unbilled amounts. We consider all available information in our quarterly assessments of the adequacy of the allowance for credit losses. We believe our estimates, including any qualitative adjustments, are reasonable and have considered all reasonably available information about past events, current conditions, and reasonable and supportable forecasts of future events and economic conditions. The identification of account-specific exposure is not a significant factor in establishing the allowance for credit losses for equipment finance receivables. We continue to monitor developments in future economic conditions and trends, and as a result, our reserve may need to be updated in future periods.

The table below shows gross equipment financing receivables and current period gross write offs by year of origination (in thousands):

	March 31, 2023							December 31, 2022
	2023	2022	2021	2020	2019	Prior	Total Equipment Financing Receivables	Total Equipment Financing Receivables
United States	$407	1,000	312	261	138	11	$2,129	$1,890
Current period gross write offs	$-	2	-	1	1	-	$4	$20

8. Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid corporate insurance	$36	$117
Prepaid software services and support	322	122
Prepaid employee insurance premiums	-	30
Prepaid Nasdaq listing fee	46	15
User group meeting	90	-
Other prepaid expenses	127	147
Total prepaid expenses	$621	$431

9. Property and Equipment and Property and Equipment, Held for Sale

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Building	$-	$2,000
Land	-	500
Computer and office equipment	2,735	2,726
Computer software	576	576
Internal-use software	14	14
Furniture and fixtures	75	75
Vehicles	130	130
Leasehold improvements	15	15
Less: accumulated depreciation	(2,670)	(2,721)
Total property and equipment, net	$875	$3,315

Property and equipment, held for sale

In March 2023, the Company’s committed to and commenced a plan to sell our corporate headquarters land and building located in Tempe, Arizona. The Company classified the corporate headquarters land and building as property and equipment, held for sale on the condensed consolidated balance sheet as of March 31, 2023. The Company evaluated the property and equipment held for sale for impairment indicators and determined that no indicators were present. The Company intends to execute a leaseback agreement for the building in the next three to six months, for a period of eighteen to twenty-four months. Property and equipment, held for sale consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Building, net	$1,833	$-
Land	500	-
Total property and equipment, held for sale	$2,333	$-

Depreciation and amortization expense is included in general and administrative expenses and totaled $116 and $70 for the three months ended March 31, 2023 and 2022, respectively.

10. Intangible Assets and Goodwill

Acquired intangible assets subject to amortization consist of the following (in thousands):

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$26,073	$(3,603)	$22,470	$26,073	$(3,052)	$23,021
Developed technologies	4,900	(1,625)	3,275	4,900	(1,410)	3,490
Trademark and trade names	400	(212)	188	400	(186)	214
Total acquired intangible assets	$31,373	$(5,440)	$25,933	$31,373	$(4,648)	$26,725

As of March 31, 2023, the weighted average remaining useful life for customer relationships was 14.1 years, developed technologies was 4.4 years, and trademarks and trade names was 2.4 years.

Amortization expense for customer relationships intangible assets is included in sales and marketing expenses and totaled $539 and $283 for the three months ended March 31, 2023 and 2022, respectively. Amortization expense for developed technologies intangible assets is included in cost of software solutions revenue and totaled $215 and $220 for the three months ended March 31, 2023 and 2022, respectively. Amortization expense for trademark and trade name intangible assets is included in general and administrative expenses and totaled $38 and $46 for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, annual amortization of definite lived intangible assets, based on existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Year ending December 31,
2023 remaining	$2,378
2024	3,028
2025	2,770
2026	2,457
2027	2,202
2028 and thereafter	13,098
Total	$25,933

The following table provides a summary of changes in the carrying amounts of goodwill (in thousands):

Goodwill
Balance at January 1, 2022	$36,972
Allegiant Networks business acquisition	5,091
Impairment	(32,609)
Balance at December 31, 2022	$9,454
Additions	-
Balance at March 31, 2023	$9,454

On December 31, 2022, the Company determined there was a triggering event, primarily caused by a sustained decrease in the Company’s stock price and we retained an independent third-party valuation firm to assist management in performing the quantitative impairment tests. The results of the goodwill and intangible asset impairment tests indicated that the carrying value of goodwill exceeded the estimated fair value and no impairment was required for intangible assets. At December 31, 2022, the Company recorded an impairment of $32.6 million related to its goodwill book value for the software solutions operating segment.

11. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued wages and benefits	$1,487	$2,427
Accrued accounts payable	1,211	987
Accrued sales and telecommunications taxes	886	846
Product warranty liability	64	55
Credit cards	327	259
Other	320	316
Total accrued expenses	$4,295	$4,890

The changes in aggregate product warranty liabilities for the three months ended March 31, 2023 and the year ended December 31, 2022 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2022	$50
Accrual for warranties	55
Adjustments related to pre-existing warranties	(26)
Warranty settlements	(24)
Balance at December 31, 2022	55
Accrual for warranties	14
Warranty settlements	(5)
Balance at March 31, 2023	$64

Product warranty expense is included in cost of product revenue expense and totaled $14 and $11 for the three months ended March 31, 2023 and 2022, respectively.

12.Notes Payable

Notes payable consists of a short and long-term financing arrangements:

	March 31,	December 31,
	2023	2022
Notes payable	$3,151	$3,025
Less: current notes payable	(511)	(420)
Notes payable, net of current portion	$2,640	$2,605

On February 27, 2023, we entered into a promissory note with CrossFirst Bank in the amount of $278,069.90. The promissory note has a term of three (3) years with monthly payments of Eight Thousand Five Hundred Forty-Three and 12/100 Dollars ($8,543.12), including interest at 6.58%, beginning on March 27, 2023. Additionally, the promissory note is subject to certain financial covenants.

On November 1, 2022, as part of the acquisition of Allegiant Networks, we entered into a promissory note with the seller in the amount of $1.1 million. The loan agreement has a term of three (3) years with quarterly payments of Ninety-Eight Thousand Three Hundred Eighty and 54/100 Dollars ($98,380.54), including interest at 4.00%, beginning on April 1, 2023.

As part of the November 1, 2022 acquisition of Allegiant Networks, we assumed two promissory notes with CrossFirst Bank. One loan agreement for $125,000 has a term of three (3) years with monthly payments of Three Thousand Seven Hundred Seven and 62/100 Dollars ($3,707.62), including interest of 4.25%, beginning on October 30, 2020. On February 27, 2023, the balance of this note was paid off and added to the promissory note with CrossFirst Bank. The second loan agreement for $150,000 has a term of three (3) years with monthly payments of Four Thousand Four Hundred Sixty-Six and 08/100 Dollars ($4,466.08), including interest of 4.50%, beginning on September 1, 2021. On February 27, 2023, the balance of this note was paid off and added to the promissory note with CrossFirst Bank.

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

As of March 31, 2023, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2023 remaining	$379
2024	536
2025	560
2026	200
2027	1,476
2028 and thereafter	-
Total	$3,151

13. Line of Credit

The Company maintains a line of credit with a maximum principal amount of $700, payable upon demand. The line of credit expires on February 27, 2024. The line of credit bears interest at 0.50% over the Wall Street Journal Prime Rate. As of March 31, 2023, there was an outstanding balance of $0 and $700 remained available for borrowing. The line of credit is collateralized by all company assets. Additionally, the line of credit is subject to certain financial covenants.

14. Fair Value Measurements

We have financial instruments as of March 31, 2023 and December 31, 2022 for which the fair value is summarized below (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$3,789	$3,789	$3,297	$3,297
Equipment financing receivables	2,002	2,002	1,890	1,890
Liabilities:
Finance lease obligations	$163	$163	$193	$193
Notes payable	3,151	2,821	3,025	2,724

We have no liabilities for which fair value is recognized in the balance sheet on a recurring basis as of March 31, 2023 and December 31, 2022.

15. Income Taxes

Our effective tax rate for the three months ended March 31, 2023 and 2022 was 1.5% and (14.2%), respectively, which resulted in an income tax benefit/(provision) of $(24) and $201, respectively.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more-likely-than-not that such assets will not be realized. In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods by jurisdiction, unitary versus stand-alone state tax filings, our experience with loss carryforwards expiring unutilized, and all tax planning alternatives that may be available. As of December 31, 2022, management reviewed the weight of all the positive and negative evidence available. Management reviewed negative evidence such as three years of cumulative pretax loss in the U.S. federal tax jurisdiction, and positive evidence such as projections of future pretax income and the duration of statutory carry-forward periods. As of December 31, 2022, the Company has a cumulative pretax loss for the three year lookback, which is considered significant objectively verifiable negative evidence. Management also evaluated projections of future pretax income and the duration of statutory carry-forward periods to determine if the NOL carryforwards could be utilized in whole or in part before they expire unutilized. Forecasts and projections of future income are inherently subjective and therefore generally are given less weight, based on the extent to which the assumptions can be objectively verified based on historical experience. Although historical trends utilized in our projections are objectively verifiable we assigned less weight to this positive evidence given the subjective nature of assumptions in projections. Management reviewed negative evidence related to experience of credits and loss carryforwards expiring unutilized, and determined that although negative evidence exists, it was not significant evidence, as the current loss carryforwards do not begin to expire until 2032 and therefore risk is minimal. After reviewing the weight of the positive and negative evidence, management determined that the positive evidence was not sufficient enough to overcome the negative evidence of cumulative pretax losses for the three year lookback to conclude that it is more likely than not that deferred tax assets of $3,179 are realizable. Therefore, a valuation allowance of $3,179 was recorded against our gross deferred tax asset balance as of December 31, 2022.

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

We currently lease office space in Reston, Virginia under a non-cancelable operating lease agreement that expires in 2025. The operating lease contains customary escalation clauses. Rental expense for the three months ended March 31, 2023 and 2022 was approximately $3 and $12, respectively.

We leased office space in La Jolla, California under a non-cancelable operating lease agreement that expired on December 31, 2022.  The operating lease contained customary escalation clauses. Rental expense for the three months ended March 31, 2023 and 2022 was approximately $0 and $90, respectively.

We currently lease office space in San Diego, California under a non-cancelable operating lease agreement that expires in 2023. Rental expense for the three months ended March 31, 2023 and 2022 was approximately $21 and $0, respectively.

We currently lease office space in Overland Park, Kansas under a non-cancelable operating lease agreement that expires in 2027. The operating lease contains customary escalation clauses. Rental expense for the three months ended March 31, 2023 and 2022 was approximately $45 and $0, respectively.

We currently lease other assets under multiple operating leases. The leases expire on various dates through 2027 and the interest rates range from 2.81% to 15.74%. The expense is included in cost of product expenses and totaled approximately $21 and $18 for the three months ended March 31, 2023 and 2022, respectively.

We currently lease data center colocation space in Grand Rapids, Michigan, Las Vegas, Nevada, Dallas, Texas and Lenexa, Kansas, under non-cancelable operating lease agreements that expire in 2024. Rental expense for the three months ended March 31, 2023 and 2022 was approximately $62 and $39 respectively.

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The Company leases equipment and support under finance lease agreements which extends through 2026. The Company also leases two vehicles under financing agreements that ended in 2022. The outstanding balance for finance leases was $163 and $285 as of March 31, 2023 and December 31, 2022, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $486 and $486 as of March 31, 2023 and December 31, 2022, respectively. Related accumulated depreciation totaled $282 and $190 as of March 31, 2023 and December 31, 2022, respectively. The $40 in support contracts were classified as a prepaid expense and are being amortized over the service period of three years. One support contract expired in January 2021 and the other expires in June 2024. Amortization expense is included in general and administrative expenses and totaled $1 and $1 for the three months ended March 31, 2023 and 2022, respectively. The interest rates on the finance lease obligations range from 1.37% and 15.74% and interest expense was $1 and $2 for the three months ended March 31, 2023 and 2022, respectively.

The maturity of operating leases and finance lease liabilities as of March 31, 2023 are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2023 remaining	$336	$67
2024	319	77
2025	181	21
2026	179	3
2027	134	-
Total minimum lease payments	1,149	168
Less: amount representing interest	(79)	(5)
Present value of minimum lease payments	$1,070	$163

Lease term and discount rate	March 31, 2023
Weighted-average remaining lease term (years)
Operating leases	3.7
Finance leases	2.0
Weighted-average discount rate
Operating leases	4.1%
Finance leases	2.4%

Three Months Ended March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$140
Operating cash flows from finance leases	2
Financing cash flows from finance leases	(30)

17. Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, the Company may be involved in a variety of claims, lawsuits, investigations, and other proceedings, including patent infringement claims, employment litigation, regulatory compliance matters, and contractual disputes, that can arise in the normal course of the Company’s operations. The Company recognizes a provision when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts the amount of the provision to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. As of March 31, 2023, the Company does not have a recorded liability for estimated losses. Legal costs are expensed as incurred.

18. Segment Reporting

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

	Three Months Ended March 31,
	2023	2022
Revenue:
Cloud telecommunications services	$8,383	$4,890
Software solutions	4,108	3,268
Consolidated revenue	12,491	8,158

Loss from operations:
Cloud telecommunications services	(1,179)	(1,054)
Software solutions	(395)	(339)
Total operating loss	(1,574)	(1,393)
Other income/(expense), net:
Cloud telecommunications services	(39)	(18)
Software solutions	55	(10)
Total other income/(expense)	16	(28)
Loss before income tax provision:
Cloud telecommunications services	(1,218)	(1,072)
Software solutions	(340)	(349)
Loss before income tax provision	$(1,558)	$(1,421)

Depreciation and amortization was $402 and $115 for the cloud telecommunications services segment for the three months ended March 31, 2023 and 2022, respectively. Depreciation and amortization was $507 and $504 for the software solutions segment for the three months ended March 31, 2023 and 2022, respectively.

Interest income was $0 for the cloud telecommunications services segment for the three months ended March 31, 2023 and 2022, respectively. Interest income was $0 for the software solutions segment for the three months ended March 31, 2023 and 2022, respectively.

Interest expense was $42 and $19 for the cloud telecommunications services segment for the three months ended March 31, 2023 and 2022, respectively. Interest expense was $0 and $0 for the software solutions segment for the three months ended March 31, 2023 and 2022, respectively.

The Company operates in two geographic areas, the United States and international. Revenue by geography is based on the location of the customer from which the revenue is earned. Revenue by geographic location is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$11,834	$7,904
International	657	254
Total revenue	$12,491	$8,158

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) filed with the SEC and the Condensed Consolidated Financial Statements and notes thereto included in the 2023 Form 10-Qs and elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Results of Consolidated Operations (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2023	2022
Service revenue	$7,158	$4,398
Software solutions revenue	4,108	3,268
Product revenue	1,225	492
Total revenue	$12,491	$8,158
Loss before income tax	(1,558)	(1,421)
Income tax benefit/(provision)	(24)	201
Net loss	(1,582)	(1,220)
Basic earnings per share	$(0.06)	$(0.05)
Diluted earnings per share	$(0.06)	$(0.05)

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Total Revenue

Total revenue consists of service revenue, software solutions revenue and product revenue. The following table reflects our total revenue for the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022	Dollar Change	Percent Change
Total revenue	$12,491	$8,158	$4,333	53%

The increase in total revenue is due to an increase in service revenue of $2,760, software solutions revenue of $840, and an increase in product revenue of $733.

Loss Before Income Taxes

The following table reflects our loss before income taxes for the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022	Dollar Change	Percent Change
Loss before income tax	$(1,558)	$(1,421)	$(137)	10%

The increase in loss before income tax is primarily due to an increase in operating expenses of $4,514 offset by an increase in revenue of $4,333 and an increase in other income/(expense) of $44. The increase in operating expenses is primarily related to increases in salaries, wages and benefits, share-based compensation expense, and $3,373 of additional operating expenses related to our November 1, 2022 acquisition of Allegiant Networks. Allegiant Networks contributed $3,102 of the increase in revenue from our November 1, 2022 acquisition.

Income Tax Benefit/(Provision)

The following table reflects our income tax benefit for the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022	Dollar Change	Percent Change
Income tax (provision)/benefit	$(24)	$201	$(225)	-112%

We had an income tax provision of $(24) for the three months ended March 31, 2023 compared to an income tax benefit of $201 for the three months ended March 31, 2022. We had pre-tax loss for the three months ended March 31, 2023 and 2022 of $(1,558) and $(1,421), respectively.

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

In our May 9, 2023 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income, EBITDA and Adjusted EBITDA. The terms Non-GAAP net income, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income/(loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Income
(Unaudited, in thousands, except for per share and share data)
	Three Months Ended March 31,
	2023	2022
U.S. GAAP net loss	$(1,582)	$(1,220)
Share-based compensation	1,414	1,053
Acquisition related expenses	1	23
Amortization of intangible assets	792	549
Non-GAAP net income	$625	$405

Non-GAAP earnings per common share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

Weighted-average common shares outstanding:
Basic	25,734,049	22,236,362
Diluted	27,523,334	25,787,255

Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA
(Unaudited, in thousands)
	Three Months Ended March 31,
	2023	2022
U.S. GAAP net loss	$(1,582)	$(1,220)
Depreciation and amortization	908	619
Interest expense	42	19
Interest and other expense/(income)	(58)	9
Income tax provision/(benefit)	24	(201)
EBITDA	(666)	(774)
Acquisition related expenses	1	23
Share-based compensation	1,414	1,053
Adjusted EBITDA	$749	$302

Critical Accounting Policies and Estimates

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet.  Please see Note 1 of Part I, Item 1 of this quarterly report on Form 10-Q for a summary of significant accounting policies. In addition, the estimates, assumptions and judgments involved in our accounting policies described in critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Operating Results of our Cloud Telecommunications Services Segment (in thousands):

	Three Months Ended March 31,
Cloud Telecommunications Services	2023	2022
Service revenue	$7,158	$4,398
Product revenue	1,225	492
Total revenue	$8,383	$4,890
Operating expenses:
Cost of service revenue	$3,044	$1,436
Cost of product revenue	839	317
Selling and marketing	2,596	1,581
General and administrative	2,784	2,306
Research and development	299	304
Total operating expenses	9,562	5,944
Operating loss	(1,179)	(1,054)
Other expense	(39)	(18)
Loss before income tax	$(1,218)	$(1,072)

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, managed IT service, administrative fees, and website hosting services. The following table reflects our service revenue for the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022	Dollar Change	Percent Change
Service revenue	$7,158	$4,398	$2,760	63%

The increase in service revenue is due to an increase in telecommunications services fees of $2,297, an increase in one-time fees, commissions and other of $427, an increase in fees, commissions, and other, recognized over time of $3, and an increase in sales-type lease interest of $33. Our November 1, 2022 acquisition of Allegiant Networks contributed $2,576 of the total increase in service revenue. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices, third-party equipment, and device as a service. The following table reflects our product revenue for the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022	Dollar Change	Percent Change
Product revenue	$1,225	$492	$733	149%

Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. Additionally, product revenue can fluctuate due to the allocation of discounts or sales promotions across the performance obligations. The increase in product revenue is primarily due to additional product revenue of $526 contributed by our November 1, 2022 acquisition of Allegiant Networks .

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of March 31, 2023 and 2022. Backlog increased 12%, or $3,705 to $33,679 as of March 31, 2023 as compared to $29,973 as of March 31, 2022. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of January 1, 2023 and 2022, and March 31, 2023 and 2022, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of January 1, 2023	$32,016
Cloud Telecommunications backlog as of March 31, 2023	$33,679

Cloud Telecommunications backlog as of January 1, 2022	$30,190
Cloud Telecommunications backlog as of March 31, 2022	$29,973

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, customer support salaries and benefits, and share-based compensation. The following table reflects our cost of service revenue for the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022	Dollar Change	Percent Change
Cost of service revenue	$3,044	$1,436	$1,608	112%

The increase in cost of service revenue was primarily due to additional cost of service revenue of $1,615 contributed by our November 1, 2022 acquisition of Allegiant Networks, increases in customer support and implementation specialist headcount to assist with the migration of our customers to our new VIP platform, and company-wide salary increases resulting in a $54 in additional cost, an increase in other cost of service revenue of $13, offset by a decrease in third-party telecommunications carrier costs of $74.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022	Dollar Change	Percent Change
Cost of product revenue	$839	$317	$522	165%

The increase is primarily related to the increase in product revenue and additional cost of product revenue of $419 contributed by our November 1, 2022 acquisition of Allegiant Networks.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries and benefits, share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022	Dollar Change	Percent Change
Selling and marketing	$2,596	$1,581	$1,015	64%

The increase in selling and marketing expense is primarily due to additional selling and marketing expense of $729 contributed by our November 1, 2022 acquisition of Allegiant Networks, an increase in commission expense of $175 directly related to the increase in revenue, an increase in salaries, wages and benefits of $47 related to expansion of our sales team, an increase in travel related costs and tradeshows of $31, an increase in sales leads and marketing material costs of $5, and an increase in $28 of other sales and marketing expense.

General and Administrative

General and administrative expenses consist of salaries, benefits and stock compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, depreciation, amortization of intangibles, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022	Dollar Change	Percent Change
General and administrative	$2,784	$2,306	$478	21%

The increase in general and administrative expenses is primarily due to additional general and administrative expense of $605 contributed by our November 1, 2022 acquisition of Allegiant Networks, and an increase in other general and administrative expenses of $3, offset by a decrease in administrative salaries, wages and benefits of $130.

Research and Development

Research and development expenses primarily consist of salaries and benefits, share-based compensation, and outsourced engineering services related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022	Dollar Change	Percent Change
Research and development	$299	$304	$(5)	-2%

The decrease in research and development expenses is primarily related to a decrease in costs for maintenance on our mobile applications and other development costs of $26, offset by an increase in salaries, wages and benefits of $21.

Other Expense

Other expenses primarily relates to interest expense and net foreign exchange gains or losses, offset by credit card cash back rewards. The following table reflects our other expense for the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022	Dollar Change	Percent Change
Other expense, net	$(39)	$(18)	$(21)	117%

Operating Results of our Software Solutions segment (in thousands):

	Three Months Ended March 31,
Software Solutions	2023	2022
Software solutions revenue	$4,108	$3,268
Operating expenses:
Cost of software solutions revenue	1,185	1,661
Selling and marketing	1,213	1,003
General and administrative	1,213	943
Research and development	892	-
Total operating expenses	4,503	3,607
Operating loss	(395)	(339)
Other income/(expense)	55	(10)
Loss before tax benefit	$(340)	$(349)

Three months ended March 31, 2023 compared to three months ended March 31, 2022

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, and professional services. Software licenses are billed by the number of concurrent sessions a partner has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fixes, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training and implementation as well as custom mobile branding. The following table reflects our service revenue for the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022	Dollar Change	Percent Change
Software solutions revenue	$4,108	$3,268	$840	26%

The increase is primarily related to a $461 increase in recurring software license and maintenance and support subscriptions, an increase in perpetual software license revenue of $388, offset by a decrease in professional services of $9.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of March 31, 2023 and 2022. Backlog increased 9%, or $1,151 to $14,185 as of March 31, 2023 as compared to $13,034 as of March 31, 2022. Below is a table which displays the Software solutions segment revenue backlog as of January 1, 2023 and 2022, and March 31, 2023 and 2022, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Software solutions backlog as of January 1, 2023	$14,830
Software solutions backlog as of March 31, 2023	$14,185

Software solutions backlog as of January 1, 2022	$11,528
Software solutions backlog as of March 31, 2022	$13,034

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries, wages and benefits, share-based compensation, amortization expense related to the technology, cost of Data Center hosting, third-party software modules and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022	Dollar Change	Percent Change
Cost of software solutions revenue	$1,185	$1,661	$(476)	-29%

The decrease in cost of service revenue is primarily related to the reclassification of $452 of research and development expenses out of cost of service revenue after carefully reviewing operating expenses that qualify as research and development operating expenses, and a decrease in other cost of software solutions revenue of $24.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries, wages and benefits, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, amortization expense related to customer relationships intangible asset, and sales support software. The following table reflects our selling and marketing expenses for the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022	Dollar Change	Percent Change
Selling and marketing	$1,213	$1,003	$210	21%

The increase in selling and marketing expense is primarily due to an increase in salaries, wages and benefits of $123 related to an increase in headcount, an increase in commission expense of $47 directly related to the increase in revenue, an increase in share-based compensation of $29, and an increase in other selling and marketing expense of $11.

General and Administrative

General and administrative expenses consist of salaries, wages and benefits for executives, share-based compensation, administrative personnel, amortization of intangible asset related to trademarks and trade names, legal, rent, equipment, accounting and other professional services, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022	Dollar Change	Percent Change
General and administrative	$1,213	$943	$270	29%

The increase in general and administrative expenses is primarily related to the reclassification of salary, wages and benefits from the Cloud Telecommunication Services segment of $303 after carefully reviewing expenses that related to the Software Solutions segment, an increase in share-based compensation of $61, an increase in bank fees of $45, and an increase in professional services fees of $36, offset by a decrease in general and administrative expenses relating to the reclassification of research and development expenses out of general and administrative expenses after carefully reviewing expenses that qualify of $93, a decrease in rent expense of $81, relating to the relocation of the software solutions corporate office, and a decrease in other general and administrative expenses of $1.

Research and Development

Research and development expenses primarily consists of salaries, wages and benefits, share-based compensation, and outsourcing engineering services related to the development of our software solutions. The following table reflects our research and development expense for the year end March 31, 2023, compared to the year ended March 31, 2022:

	2023	2022	Dollar Change	Percent Change
Research and development	$892	$-	$892	-

The increase in research and development expenses is primarily related to the reclassification of research and development expenses out of cost of service revenue of $452, an increase in salaries, wages and benefits of $231 related to an increase in headcount and salary increases, an increase of $93 related to the reclassification of research and development expenses out of general & administrative expenses after carefully reviewing expenses that qualify as research and development operating expenses, an increase in share-based compensation of $74, and an increase in other research and development expenses of $42.

Liquidity and Capital Resources

Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We finance our operations primarily through services, software solutions, and product sales to our customers. As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $3,688 and $5,475, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment, asset acquisitions, business combinations, and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

On November 1, 2022, the Company acquired 100% of the issued and outstanding shares of Allegiant Networks, a provider of telecommunications products, services, and solutions in Kansas and Missouri. The aggregate purchase price of $9.4 million consisted of $2.0 million of cash paid at closing, 2,461,538 shares of our common stock with an estimated fair value of $6.3 million issued at closing, and a three-year promissory note for $1.1 million.

Operating Activities

Cash provided by or used in operating activities is driven by our net loss, adjustments to reconcile to net cash provided by or used in operating activities, the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business. The following table reflects our net cash used in operating activities for the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022	Dollar Change	Percent Change
Net cash used in operating activities	$(1,554)	$(1,738)	$184	11%

The net cash used for operations was primarily driven by our net loss for the three months ended March 31, 2023 of $1,582, an increase in accounts receivable of $548, an increase in equipment financing receivables of $239, an increase in contract costs of $268, an increase in prepaid expenses of $190, a decrease in accounts payable and accrued expenses of $1,110, and a decrease in contract liabilities of $215, offset by non-cash expenses for depreciation of $508 and amortization and share-based compensation of $1,414 and a decrease in other assets of $163.

Investing Activities

Cash provided by or used in investing activities is driven by the purchase of property and equipment, business combinations, and asset acquisitions. The following table reflects our net cash used in investing activities for the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022	Dollar Change	Percent Change
Net cash used for investing activities	$(9)	$(34)	$25	74%

Net cash used for investing activities in the three months ended March 31, 2023 and 2022, primarily relates to the purchase of property and equipment.

Financing Activities

Cash provided by or used in financing activities is driven by the proceeds from the exercise of options, taxes paid on the net settlement of stock options and RSUs, payment of contingent consideration, proceeds from finance leases and notes payable, repayments made on finance leases and notes payable, proceeds and repayments on line of credit, and proceeds from the issuance of common stock in connection with an offering. The following table reflects our net cash provided by financing activities for the three months ended March 31, 2023, compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022	Dollar Change	Percent Change
Net cash provided by/(used for) financing activities	$(203)	$3	$(206)	-6867%

Net cash used for financing activities in the three months ended March 31, 2023, primarily relates to the payments of employee tax withholdings from the net settlement of stock options and RSUs of $257, repayments made on notes payable of $152, repayments made on a line of credit of $82, and repayments made on finance leases of $30, offset by proceeds from notes payable of $278 and cash received from the exercise of stock options of $40. Net cash provided by financing activities in the three months ended March 31, 2022, primarily relates to cash proceeds from the exercise of stock options of $278, offset by the payments of employee tax withholdings related to the net settlement of stock options and RSUs of $117, and dividend payments of $111.

Contractual Obligations and Commitments

Except as set forth in Notes 5, 12, and 16 in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Off Balance Sheet Arrangements

As of, March 31, 2023, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending or threatened that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors

There are many risk factors that may affect our business and the results of our operations, many of which are beyond our control. Information on certain risks that we believe are material to our business is set forth in “Part I – Item 1A. Risk Factors” of the 2022 Form 10-K.

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

Crexendo, Inc.

May 9, 2023	By:	/s/ Jeffrey G. Korn
Jeffrey G. Korn Chief Executive Officer

May 9, 2023	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer

