Form 10-Q
period 2023-06-30
Crexendo, Inc.
filed 2023-08-10
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________

FORM 10-Q

 __________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission file number 001-32277

 __________________

Crexendo, Inc.
(Exact name of registrant as specified in its charter)

 __________________

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2023 was 25,975,804.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except par value and share data)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$4,200	$5,475
Trade receivables, net of allowance of $144 and $131, respectively	3,549	3,297
Inventories	693	679
Equipment financing receivables, net of allowance of $47 and $0, respectively	735	635
Contract costs	1,039	841
Property and equipment, held for sale	2,333	-
Prepaid expenses	1,013	431
Other current assets	483	674
Total current assets	14,045	12,032

Contract assets, net of allowance of $23 and $0, respectively	267	318
Long-term equipment financing receivables, net of allowance of $98 and $0, respectively	1,538	1,255
Property and equipment, net	851	3,315
Operating lease right-of-use assets	899	1,081
Intangible assets, net	25,140	26,725
Goodwill	9,454	9,454
Contract costs, net of current portion	1,706	1,304
Other long-term assets	176	150
Total Assets	$54,076	$55,634

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$715	$1,206
Accrued expenses	4,750	4,890
Finance leases	75	95
Notes payable	525	420
Operating lease liabilities	349	363
Income tax payable	43	79
Contract liabilities	3,180	3,338
Total current liabilities	9,637	10,391

Contract liabilities, net of current portion	225	247
Finance leases, net of current portion	61	98
Notes payable, net of current portion	2,507	2,605
Line of credit	-	82
Operating lease liabilities, net of current portion	582	752
Total liabilities	13,012	14,175

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued
Common stock, par value $0.001 per share - authorized 50,000,000 shares, 25,972,804 shares issued and outstanding as of June 30, 2023 and 25,670,773 shares issued and outstanding as of December 31, 2022	26	26
Additional paid-in capital	131,107	129,192
Accumulated deficit	(90,232)	(87,946)
Accumulated other comprehensive income	163	187
Total stockholders' equity	41,064	41,459

Total Liabilities and Stockholders' Equity	$54,076	$55,634

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service revenue	$7,308	$4,556	$14,466	$8,954
Software solutions revenue	3,930	3,598	8,038	6,866
Product revenue	1,432	692	2,657	1,184
Total revenue	12,670	8,846	25,161	17,004

Operating expenses:
Cost of service revenue	3,095	1,438	6,139	2,874
Cost of software solutions revenue	1,293	1,131	2,478	2,792
Cost of product revenue	881	372	1,720	689
Selling and marketing	3,613	2,771	7,422	5,355
General and administrative	3,167	2,757	7,164	6,006
Research and development	1,138	1,229	2,329	1,533
Total operating expenses	13,187	9,698	27,252	19,249

Loss from operations	(517)	(852)	(2,091)	(2,245)

Other income/(expense):
Interest expense	(33)	(19)	(75)	(38)
Other income/(expense), net	29	(107)	87	(116)
Total other income/(expense), net	(4)	(126)	12	(154)

Loss before income tax	(521)	(978)	(2,079)	(2,399)

Income tax benefit/(provision)	(24)	82	(48)	283

Net loss	$(545)	$(896)	$(2,127)	$(2,116)

Earnings per common share:
Basic	$(0.02)	$(0.04)	$(0.08)	$(0.09)
Diluted	$(0.02)	$(0.04)	$(0.08)	$(0.09)

Weighted-average common shares outstanding:
Basic	25,972,628	22,456,420	25,853,998	22,347,510
Diluted	25,972,628	22,456,420	25,853,998	22,347,510

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(545)	$(896)	$(2,127)	$(2,116)
Other comprehensive income, net of tax
Foreign currency translation gain/(loss)	(3)	91	(24)	82
Total other comprehensive income/(loss)	(3)	91	(24)	82
Comprehensive loss	$(548)	$(805)	$(2,151)	$(2,034)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2023 and 2022

(Unaudited, in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2023	25,670,773	$26	$129,192	$187	$(87,946)	$41,459
Cumulative effect of accounting change	-	-	$-	$-	(159)	(159)
Share-based compensation	-	-	1,414	-	-	1,414
Vesting of restricted stock units	266,278	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	(21)	-	(21)
Issuance of common stock for exercise of stock options	35,553	-	40	-	-	40
Taxes paid on the net settlement of stock options and RSUs	-	-	(257)	-	-	(257)
Net loss	-	-	-	-	(1,582)	(1,582)
Balance, March 31, 2023	25,972,604	$26	$130,389	$166	$(89,687)	$40,894
Share-based compensation	-	-	855	-	-	855
Foreign currency translation adjustment, net of tax	-	-	-	(3)	-	(3)
Issuance of common stock for exercise of stock options	200	-	-	-	-	-
Taxes paid on the net settlement of stock options and RSUs	-	-	(7)	-	-	(7)
Dividends declared	-	-	(130)	-	-	(130)
Net loss	-	-		-	(545)	(545)
Balance, June 30, 2023	25,972,804	$26	$131,107	$163	$(90,232)	$41,064

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2022	22,054,239	$22	$118,432	$12	$(52,533)	$65,933
Share-based compensation	-	-	1,053	-	-	1,053
Vesting of restricted stock units	103,657	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	(9)	-	(9)
Issuance of common stock for exercise of stock options	237,581	-	278	-	-	278
Taxes paid on the net settlement of stock options and RSUs	-	-	(117)	-	-	(117)
Dividends declared	-	-	(111)	-	-	(111)
Net loss	-	-	-	-	(1,220)	(1,220)
Balance, March 31, 2022	22,395,477	$22	$119,535	$3	$(53,753)	$65,807
Share-based compensation	-	-	858	-	-	858
Vesting of restricted stock units	8,090	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	91	-	91
Issuance of common stock for exercise of stock options	133,868	1	136	-	-	137
Taxes paid on the net settlement of stock options and RSUs	-	-	(1)	-	-	(1)
Dividends declared	-	-	(112)	-	-	(112)
Net loss	-	-	-	-	(896)	(896)
Balance, June 30, 2022	22,537,435	$23	$120,416	$94	$(54,649)	$65,884

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,127)	$(2,116)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,808	1,239
Allowance for credit losses	22	-
Share-based compensation	2,269	1,911
Non-cash operating lease amortization	(2)	(2)
Changes in assets and liabilities:
Trade receivables	(265)	(1,347)
Contract assets	28	(5)
Equipment financing receivables	(528)	(228)
Inventories	(14)	(27)
Contract costs	(600)	(364)
Prepaid expenses	(582)	(320)
Income tax receivable	-	(344)
Other assets	165	57
Accounts payable and accrued expenses	(631)	(387)
Income tax payable	(36)	(24)
Contract liabilities	(180)	(657)
Net cash used for operating activities	(673)	(2,614)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(92)	(40)
Net cash used for investing activities	(92)	(40)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on line of credit, net	(82)	-
Repayments made on finance leases	(57)	(57)
Proceeds from notes payable	278	-
Repayments made on notes payable	(271)	(37)
Proceeds from exercise of options	40	415
Dividend payments	(130)	(223)
Taxes paid on the net settlement of stock options and RSUs	(264)	(118)
Net cash used for financing activities	(486)	(20)
Effect of exchange rate changes on cash	(24)	82
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,275)	(2,592)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	5,475	7,468
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$4,200	$4,876
Cash used during the year for:
Income taxes, net	$(82)	$(96)
Interest expense	$(75)	$(38)
Supplemental disclosure of non-cash investing and financing information:
Transfer of property and equipment, net to property and equipment, held for sale	$2,333	$-

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

Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the three months ended June 30, 2023 and 2022, the Company recorded foreign currency translation gains of $3, and $91, respectively, and during the six months ended June 30, 2023 and 2022, the Company recorded foreign currency gains of $24 and $82, respectively, on our statements of comprehensive income (loss).

 Cash and Cash Equivalents – We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $3,805 and $4,750, respectively.

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

We provide an allowance for credit losses based on historical loss experience, adverse situations that may affect a client’s ability to pay, current economic conditions and outlook based on reasonable and supportable forecasts. We continually evaluate the adequacy of the allowance for credit losses and adjust as necessary.Equipment financing receivables are written off against the allowance after all collection efforts have been exhausted and management deems the account to be uncollectible. We believe that our equipment financing receivable credit risk is low because of the geographic and industry diversification of our clients and small account balances for most of our clients.

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

Contract Costs – Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining telecommunications contracts which are recoverable. The Company capitalized contract costs in the amount of $2,745 and $2,145 at June 30, 2023 and December 31, 2022, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate, which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the three months ended June 30, 2023 and 2022, the Company amortized $410 and $286, respectively, and during the six months ended June 30, 2023 and 2022, the Company amortized $798 and $548 respectively, and there was no impairment loss in relation to the costs capitalized.

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

Income Taxes – We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows.  In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. At December 31, 2022, we determined that it is more likely-than-not that we will not be able to realize our deferred income tax assets in the future. A valuation allowance of $3,179 and $3,179 was recorded against our gross deferred tax asset balance as of June 30, 2023 and December 31, 2022, respectively.

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

Operating Segments – Accounting guidance establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in financial reports issued to stockholders. The Company has reorganized into two operating segments, which consist of cloud telecommunications services and software solutions. The software solutions segment includes the results of operation of NetSapiens, LLC, NSHC, Inc., NetSapiens Canada, Inc., and NetSapiens International Limited. The cloud telecommunications segment includes the results of operations of Allegiant Networks, LLC, Crexendo Business Solutions, Inc., Crexendo International, Inc., and Crexendo Business Solutions of Virginia, Inc. We generate 96% of our total revenue from customers within the United States and 4% of our total revenues from customers in other parts of the world.

Significant Customers – No customer accounted for 10% or more of our total revenue for the three and six months ended June 30, 2023 and 2022. No customer accounted for 10% or more of our total trade accounts receivable as of June 30, 2023 and December 31, 2022.

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

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, with additional updates and amendments being issued in 2018, 2019, 2020 and 2022 (collectively, “ASC 326”).  The new standard updates the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss (“CECL”) model. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities are required to use a new forward-looking “expected loss” model that generally results in the earlier recognition of an allowance for credit losses.  The Company adopted ASC 326 on a modified retrospective basis as of January 1, 2023, through a cumulative-effect adjustment to the Company’s beginning accumulated deficit balance; the impact of the adoption was not material to the Company’s consolidated financial statements. The adoption of this standard and applicable amendments primarily impacted the estimation of our allowance for credit losses for accounts receivable and established an allowance for credit losses for our equipment finance receivables and contract assets.  See Note 2 for disclosures related to changes in accounting policies. See Note 6 - Trade Receivables and Allowance for Credit Losses, Note 7 – Equipment Financing Receivables and Allowance for Credit Losses, and Note 3 – Contract Assets and Allowance for Credit Losses for additional discussion regarding the impacts from the adoption of this standard.

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

Three Months Ended June 30, 2023	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$1,432	$-	$1,432
Equipment financing revenue	118	-	118
Telecommunications services	6,232	-	6,232
Fees, commissions, and other, recognized over time	477	-	477
One time fees, commissions and other	481	-	481
Software licenses	-	658	658
Software license and maintenance and support subscriptions	-	3,050	3,050
Professional services and other	-	222	222
	$8,740	$3,930	$12,670
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$1,913	$880	$2,793
Products, services, and fees transferred over time	6,827	3,050	9,877
	$8,740	$3,930	$12,670

Three Months Ended June 30, 2022	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$692	$-	$692
Equipment financing revenue	79	-	79
Telecommunications services	3,802	-	3,802
Fees, commissions, and other, recognized over time	413	-	413
One time fees, commissions and other	262	-	262
Software licenses	-	764	764
Software license and maintenance and support subscriptions	-	2,686	2,686
Professional services and other	-	148	148
	$5,248	$3,598	$8,846
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$954	$912	$1,866
Products, services, and fees transferred over time	4,294	2,686	6,980
	$5,248	$3,598	$8,846

Six Months Ended June 30, 2023	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$2,657	$-	$2,657
Equipment financing revenue	223	-	223
Telecommunications services	12,288	-	12,288
Fees, commissions, and other, recognized over time	913	-	913
One time fees, commissions and other	1,042	-	1,042
Software licenses	-	1,691	1,691
Software license and maintenance and support subscriptions	-	6,016	6,016
Professional services and other	-	331	331
	$17,123	$8,038	$25,161
Timing of revenue recognition
Products and fees recognized at a point in time	$3,699	$2,022	$5,721
Services and fees transferred over time	13,424	6,016	19,440
	$17,123	$8,038	$25,161

Six Months Ended June 30, 2022	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$1,184	$-	$1,184
Equipment financing revenue	151	-	151
Telecommunications services	7,561	-	7,561
Fees, commissions, and other, recognized over time	846	-	846
One time fees, commissions and other	396	-	396
Software licenses	-	1,409	1,409
Software license and maintenance and support subscriptions	-	5,191	5,191
Professional services and other	-	266	266
	$10,138	$6,866	$17,004
Timing of revenue recognition
Products and fees recognized at a point in time	$1,580	$1,675	$3,255
Services and fees transferred over time	8,558	5,191	13,749
	$10,138	$6,866	$17,004

Contract balances

                The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

	June 30,	December 31,
(In thousands)	2023	2022
Receivables, which are included in trade receivables, net of allowance
for credit losses	$3,549	$3,297
Contract assets, net of allowance for credit losses	267	318
Contract liabilities	3,405	3,585

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	For the Six Months Ended		For the Year Ended
(In thousands)	June 30, 2023		December 31, 2022
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(2,507)	$-	$(3,046)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	2,327	-	3,603
Transferred to receivables from contract assets recognized at the beginning of the period	(123)	-	(166)	-
Increase due to additional unamortized discounts	72	-	223	-

Contract assets allowance for credit losses

Our contract assets balance consists of the Company’s rights to consideration for work completed but not billed as of the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract assets were as follows (in thousands):

	June 30,	December 31,
	2023	2022
Gross contract assets	$290	$318
Less: allowance for credit losses	(23)	-
Contract assets, net of allowance for credit losses	$267	$318

                The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2022	$-
Cumulative effect of accounting change	29
Provision	2
Write-offs	-
Recoveries and other	-
Balance at March 31, 2023	$31
Cumulative effect of accounting change	-
Provision	(8)
Write-offs	-
Recoveries and other	-
Balance at June 30, 2023	$23

The allowance for credit losses is determined based on an assessment of historical collection experience using the loss-rate method as well as consideration of current and future economic conditions and changes in our loss-rate trends. We utilize a five-year lookback period to establish our estimate of expected credit losses, as our contractual terms range from three to five years. Based on that assessment, the allowance for credit losses as a percent of gross contract assets increased to 7.9% at June 30, 2023 from 0% at December 31, 2022.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2023	2024	2025	2026	2027 and thereafter	Total
Desktop devices	$361					$361
Telecommunications services	$9,191	11,332	7,866	4,891	2,111	$35,391
Software Solutions	$6,031	4,986	3,155	1,023	274	$15,469

All consideration from contracts with customers is included in the amounts presented above

4. Earnings Per Common Share

                Basic net income/(loss) per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the three and six months ended June 30, 2023 and 2022 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss (in thousands) (A)	$(545)	$(896)	$(2,127)	$(2,116)

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	25,972,628	22,456,420	25,853,998	22,347,510
Dilutive effect of stock-based awards	-	-	-	-
Diluted weighted-average outstanding shares of common stock (C)	25,972,628	22,456,420	25,853,998	22,347,510

Earnings per common share:
Basic (A/B)	$(0.02)	$(0.04)	$(0.08)	$(0.09)
Diluted (A/C)	$(0.02)	$(0.04)	$(0.08)	$(0.09)

For the three and six months ended June 30, 2023 and 2022, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net income per share because including them would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	4,907,395	3,304,775	4,609,364	2,300,562

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

The following unaudited pro forma information presents our consolidated results of operations as if Allegiant Networks had been included in our consolidated results since January 1, 2022:

	For the Six Months Ended June 30, (Unaudited, in thousands)
	2023	2022
Revenues	$25,161	$22,385
Net loss	(2,127)	(1,965)
Earnings per share	$(0.08)	$(0.08)

The unaudited pro forma financial information is presented for informational purposes only and may not necessarily reflect the Company’s future results of operations or what the results of operations would have been had the Company owned and operated Allegiant Networks as of January 1, 2022.

Acquisition related expenses incurred by us in connection with the Allegiant Networks acquisition totaled $0 and $0 for the three months ended June 30, 2023 and 2022, respectively, and $1 and $0 for the six months ended June 30, 2023 and 2022, respectively, and are recorded within general and administrative expenses in our consolidated statements of operations.

6. Trade Receivables and Allowance for Credit Losses

Our trade receivables balance consists of traditional trade receivables. Trade receivables were as follows (in thousands):

	June 30,	December 31,
	2023	2022
Gross trade receivables	$3,693	$3,428
Less: allowance for credit losses	(144)	(131)
Trade receivables, net	$3,549	$3,297

Current trade receivables, net	$3,549	$3,297
Long-term trade receivables, net	-	-
Trade receivables, net	$3,549	$3,297

                The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2022	$131
Cumulative effect of accounting change	18
Provision	45
Write-offs	(7)
Recoveries and other	-
Balance at March 31, 2023	$187
Cumulative effect of accounting change	-
Provision	68
Write-offs	(111)
Recoveries and other	-
Balance at June 30, 2023	$144

The allowance for credit losses is determined based on an assessment of historical collection experience using the aging schedule method as well as consideration of current and future economic conditions. Based on that assessment, the allowance for credit losses as a percent of gross accounts receivable increased to 3.9% at June 30, 2023 from 3.8% at December 31, 2022.

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

	June 30,	December 31,
	2023	2022
Gross equipment financing receivables	$3,418	$2,666
Less: unearned income	(1,000)	(776)
Less: allowance for credit losses	(145)	-
Equipment financing receivables, net	$2,273	$1,890

Current equipment financing receivables, net	$735	$635
Long-term equipment financing receivables, net	1,538	1,255
Equipment financing receivables, net	$2,273	$1,890

                A summary of our gross equipment financing receivables’ future contractual maturities, is as follows (in thousands):

Year ending December 31,
2023 remaining	$643
2024	1,125
2025	801
2026	491
2027	312
2028 and thereafter	46
Total	$3,418

Allowance for Credit Losses

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2022	$-
Cumulative effect of accounting change	112
Provision	19
Write-offs	(4)
Recoveries and other	-
Balance at March 31, 2023	$127
Cumulative effect of accounting change	-
Provision	23
Write-offs	(5)
Recoveries and other	-
Balance at June 30, 2023	$145

Aging of Receivables

                The aging of gross equipment financing receivables was as follows (in thousands):

	June 30,	December 31,
	2023	2022
Past due amounts 0 - 90 days	$2,272	$1,888
Past due amounts > 90 days	1	2
Total	$2,273	$1,890

Our equipment financing receivable portfolio is primarily in the United States. Consistent with our adoption of ASC 326, effective January 1, 2023 (see Note 1 – Recently Adopted Accounting Pronouncements), the allowance for credit losses is determined principally based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, the allowance for credit losses increased to 6% of gross equipment financing receivables (net of unearned income) at June 30, 2023 from 0% at December 31, 2022.

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

The table below shows gross equipment financing receivables and current period gross write offs by year of origination (in thousands):

	June 30, 2023							December 31, 2022
	2023	2022	2021	2020	2019	Prior	Total Equipment Financing Receivables	Total Equipment Financing Receivables
United States	$875	912	280	231	115	5	$2,418	$1,890
Current period gross write offs	$2	4	1	1	1	-	$9	$20

8. Prepaid Expenses

                Prepaid expenses consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid corporate insurance	$194	$117
Prepaid software services and support	308	122
Prepaid employee insurance premiums	176	30
Prepaid Nasdaq listing fee	31	15
User group meeting	126	-
Other prepaid expenses	178	147
Total prepaid expenses	$1,013	$431

9. Property and Equipment and Property and Equipment, Held for Sale

                Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Building	$-	$2,000
Land	-	500
Computer and office equipment	2,735	2,726
Computer software	647	576
Internal-use software	14	14
Furniture and fixtures	75	75
Vehicles	142	130
Leasehold improvements	15	15
Less: accumulated depreciation	(2,777)	(2,721)
Total property and equipment, net	$851	$3,315

Property and equipment, held for sale

In March 2023, the Company’s committed to and commenced a plan to sell our corporate headquarters land and building located in Tempe, Arizona. The Company classified the corporate headquarters land and building as property and equipment, held for sale on the condensed consolidated balance sheet as of June 30, 2023. The Company evaluated the property and equipment held for sale for impairment indicators and determined that no indicators were present. The Company intends to execute a leaseback agreement for the building, for a period of twelve to eighteen months. Property and equipment, held for sale consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Building, net	$1,833	$-
Land	500	-
Total property and equipment, held for sale	$2,333	$-

Depreciation and amortization expense is included in general and administrative expenses and totaled $108 and $70 for the three months ended June 30, 2023 and 2022, respectively, and $223 and $140 for the six months ended June 30, 2023 and 2022, respectively.

10. Intangible Assets and Goodwill

Acquired intangible assets subject to amortization consist of the following (in thousands):

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$26,073	$(4,155)	$21,918	$26,073	$(3,052)	$23,021
Developed technologies	4,900	(1,840)	3,060	4,900	(1,410)	3,490
Trademark and trade names	400	(238)	162	400	(186)	214
Total acquired intangible assets	$31,373	$(6,233)	$25,140	$31,373	$(4,648)	$26,725

As of June 30, 2023, the weighted average remaining useful life for customer relationships was 13.9 years and developed technologies was 4.2 years and trademarks and trade names was 2.2 years.

Amortization expense for customer relationships intangible assets is included in sales and marketing expenses and totaled $539 and $299 for the three months ended June 30, 2023 and 2022, respectively and $1,078 and $597 for the six months ended June 30, 2023 and 2022, respectively. Amortization expense for developed technologies intangible assets is included in cost of software solutions revenue and totaled $215 and $221 for the three months ended June 30, 2023 and 2022, respectively and $430 and $441 for the six months ended June 30, 2023 and 2022, respectively. Amortization expense for trademark and trade name intangible assets is included in general and administrative expenses and totaled $38 and $30 for the three months ended June 30, 2023 and 2022, respectively and $77 and $61 for the six months ended June 30, 2023 and 2022, respectively.

                As of June 30, 2023, annual amortization of definite lived intangible assets, based on existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Year ending December 31,
2023 remaining	$1,585
2024	3,028
2025	2,770
2026	2,457
2027	2,202
Thereafter	13,098
Total	$25,140

The following table provides a summary of changes in the carrying amounts of goodwill (in thousands):

Goodwill
Balance at January 1, 2022	$36,972
Allegiant Networks business acquisition	5,091
Impairment	(32,609)
Balance at December 31, 2022	$9,454
Additions	-
Balance at June 30, 2023	$9,454

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

11. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued wages and benefits	$1,900	$2,427
Accrued accounts payable	1,245	987
Accrued sales and telecommunications taxes	934	846
Product warranty liability	70	55
Credit cards	278	259
Other	323	316
Total accrued expenses	$4,750	$4,890

The changes in aggregate product warranty liabilities for the year ended December 31, 2022 and the six months ended June 30, 2023 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2022	$50
Accrual for warranties	55
Adjustments related to pre-existing warranties	(26)
Warranty settlements	(24)
Balance at December 31, 2022	55
Accrual for warranties	27
Warranty settlements	(12)
Balance at June 30, 2023	$70

Product warranty expense is included in cost of product revenue expense and totaled $13 and $17 for the three months ended June 30, 2023 and 2022, respectively and $27 and $28 for the six months ended June 30, 2023 and 2022, respectively.

12. Notes Payable

Notes payable consists of a short and long-term financing arrangements:

	June 30,	December 31,
	2023	2022
Notes payable	$3,032	$3,025
Less: current notes payable	(525)	(420)
Notes payable, net of current portion	$2,507	$2,605

On February 27, 2023, we entered into a promissory note with CrossFirst Bank in the amount of $278,070. The promissory note has a term of three (3) years with monthly payments of Eight Thousand Five Hundred Forty-Three and 12/100 Dollars ($8,543.12), including interest at 6.58%, beginning on March 27, 2023. Additionally, the promissory note is subject to certain financial covenants.

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

As of June 30, 2023, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2023 remaining	$259
2024	536
2025	560
2026	200
2027	1,477
2028 and thereafter	-
Total	$3,032

13. Line of Credit

                The Company maintains a line of credit with a maximum principal amount of $700, payable upon demand. The line of credit expires on February 27, 2024. The line of credit bears interest at 0.50% over the Wall Street Journal Prime Rate. As of June 30, 2023, there was an outstanding balance of $0, and $700 remained available for borrowing. The line of credit is collateralized by all company assets. Additionally, the line of credit is subject to certain financial covenants.

14. Fair Value Measurements

We have financial instruments as of June 30, 2023 and December 31, 2022 for which the fair value is summarized below (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$3,549	$3,549	$3,297	$3,297
Equipment financing receivables	2,273	2,273	1,890	1,890
Liabilities:
Finance lease obligations	$136	$136	$193	$193
Notes payable	3,032	2,651	3,025	2,724

We have no liabilities for which fair value is recognized in the balance sheet on a recurring basis as of June 30, 2023 and December 31, 2022.

15. Income Taxes

Our effective tax rate for the three months ended June 30, 2023 and 2022 was 4.6% and (8.4%), respectively, which resulted in an income tax benefit (provision) of $(24) and $82, respectively. Our effective tax rate for the six months ended June 30, 2023 and 2022 was 2.3% and (11.8%), respectively, which resulted in an income tax benefit (provision) of $(48) and $283, respectively.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more-likely-than-not that such assets will not be realized. In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods by jurisdiction, unitary versus stand-alone state tax filings, our experience with loss carryforwards expiring unutilized, and all tax planning alternatives that may be available. As of December 31, 2022, management reviewed the weight of all the positive and negative evidence available. Management reviewed negative evidence such as three years of cumulative pretax loss in the U.S. federal tax jurisdiction, and positive evidence such as projections of future pretax income and the duration of statutory carry-forward periods. As of December 31, 2022, the Company has a cumulative pretax loss for the three-year lookback, which is considered significant objectively verifiable negative evidence. Management also evaluated projections of future pretax income and the duration of statutory carry-forward periods to determine if the NOL carryforwards could be utilized in whole or in part before they expire unutilized. Forecasts and projections of future income are inherently subjective and therefore generally are given less weight, based on the extent to which the assumptions can be objectively verified based on historical experience. Although historical trends utilized in our projections are objectively verifiable we assigned less weight to this positive evidence given the subjective nature of assumptions in projections. Management reviewed negative evidence related to experience of credits and loss carryforwards expiring unutilized, and determined that although negative evidence exists, it was not significant evidence, as the current loss carryforwards do not begin to expire until 2032 and therefore risk is minimal. After reviewing the weight of the positive and negative evidence, management determined that the positive evidence was not sufficient enough to overcome the negative evidence of cumulative pretax losses for the three year lookback to conclude that it is more likely than not that deferred tax assets of $3,179 are realizable.  Therefore, a valuation allowance of $3,179 was recorded against our gross deferred tax asset balance as of June 30, 2023 and December 31, 2022, respectively.

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

We currently lease office space in Reston, Virginia under a non-cancelable operating lease agreement that expires in 2025. The operating lease contains customary escalation clauses. Rental expense for the three months ended June 30, 2023 and 2022 was approximately $10 and $12, respectively and for the six months ended June 30, 2023 and 2022 was $14 and $24, respectively.

We leased office space in La Jolla, California under a non-cancelable operating lease agreement that expired on December 31, 2022.  The operating lease contained customary escalation clauses. Rental expense for the three months ended June 30, 2023 and 2022 was approximately $0 and $90, respectively and for the six months ended June 30, 2023 and 2022 was $0 and $180, respectively.

We currently lease office space in San Diego, California under a non-cancelable operating lease agreement that expires in 2023. Rental expense for the three months ended June 30, 2023 and 2022 was approximately $21 and $0, respectively and for the six months ended June 30, 2023 and 2022 was $42 and $0, respectively.

We currently lease office space in Overland Park, Kansas under a non-cancelable operating lease agreement that expires in 2027. The operating lease contains customary escalation clauses. Rental expense for the three months ended June 30, 2023 and 2022 was approximately $45 and $0, respectively and for the six months ended June 30, 2023 and 2022 was $90 and $0, respectively.

We currently lease other assets under multiple operating leases. The leases expire on various dates through 2027 and the interest rates range from 2.81% to 15.74%. The expense is included in cost of product expenses and totaled approximately $20 and $19 for the three months ended June 30, 2023 and 2022, respectively and for the six months ended June 30, 2023 and 2022 was $41 and $38, respectively.

We currently lease data center colocation space in Grand Rapids, Michigan, Las Vegas, Nevada, Dallas, Texas and Lenexa, Kansas, under non-cancelable operating lease agreements that expire in 2024. Rental expense for the three months ended June 30, 2023 and 2022 was approximately $112 and $33, respectively and for the six months ended June 30, 2023 and 2022 was $174 and $71, respectively.

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The Company leases equipment and support under finance lease agreements which extends through 2026. The Company also leases two vehicles under financing agreements that ended in 2022. The outstanding balance for finance leases was $136 and $193 as of June 30, 2023 and December 31, 2022, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $486 and $486 as of June 30, 2023 and December 31, 2022, respectively. Related accumulated depreciation totaled $303 and $190 as of June 30, 2023 and December 31, 2022, respectively. The $40 in support contracts were classified as a prepaid expense and are being amortized over the service period of three years. One support contract expired in January 2021 and the other expires in June 2024. Amortization expense is included in general and administrative expenses and totaled $1 and $1 for the three months ended June 30, 2023 and 2022, respectively and for the six months ended June 30, 2023 and 2022 was $2 and $2, respectively. The interest rates on the finance lease obligations range from 1.37% and 15.74% and interest expense was $1 and $2 for the three months ended June 30, 2023 and 2022, respectively and for the six months ended June 30, 2023 and 2022 was $2 and $4, respectively.

The maturity of operating leases and finance lease liabilities as of June 30, 2023 are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2023 remaining	$244	$36
2024	319	77
2025	181	21
2026	179	3
2027	134	-
Total minimum lease payments	1,057	137
Less: amount representing interest	(69)	(1)
Present value of minimum lease payments	$988	$136

Lease term and discount rate	June 30, 2023
Weighted-average remaining lease term (years)
Operating leases	3.5
Finance leases	1.8
Weighted-average discount rate
Operating leases	4.1%
Finance leases	2.2%

Six Months Ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$288
Operating cash flows from finance leases	4
Financing cash flows from finance leases	(271)

17. Commitments and Contingencies

Legal Proceedings

In the ordinary course of business, the Company may be involved in a variety of claims, lawsuits, investigations, and other proceedings, including patent infringement claims, employment litigation, regulatory compliance matters, and contractual disputes, that can arise in the normal course of the Company’s operations. The Company recognizes a provision when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts the amount of the provision to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. As of June 30, 2023, the Company does not have a recorded liability for estimated losses. Legal costs are expensed as incurred.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Cloud telecommunications services	$8,740	$5,248	$17,123	$10,138
Software solutions	3,930	3,598	8,038	6,866
Consolidated revenue	12,670	8,846	25,161	17,004

Loss from operations:
Cloud telecommunications services	(207)	(543)	(1,386)	(1,597)
Software solutions	(310)	(309)	(705)	(648)
Total operating loss	(517)	(852)	(2,091)	(2,245)
Other income/(expense), net:
Cloud telecommunications services	(26)	(17)	(65)	(35)
Software solutions	22	(109)	77	(119)
Total other income/(expense), net	(4)	(126)	12	(154)
Loss before income tax provision:
Cloud telecommunications services	(233)	(560)	(1,451)	(1,632)
Software solutions	(288)	(418)	(628)	(767)
Loss before income tax provision	$(521)	$(978)	$(2,079)	$(2,399)

Depreciation and amortization for the cloud telecommunications services segment was $392 and $115 for the three months ended June 30, 2023 and 2022, respectively and $794 and $230 for the six months ended June 30, 2023 and 2022, respectively. Depreciation and amortization for the software solutions segment was $507 and $505 for the three months ended June 30, 2023 and 2022, respectively and $1,014 and $1,009 for the six months ended June 30, 2023 and 2022, respectively.

Interest income for the cloud telecommunications services segment was $0 for the three and six months ended June 30, 2023 and 2022, respectively. Interest income for the software solutions segment was $0 for the three and six months ended June 30, 2023 and 2022, respectively.

Interest expense for the cloud telecommunications services segment was $33 and $19 for the three months ended June 30, 2023 and 2022, respectively and $75 and $38 for the six months ended June 30, 2023 and 2022, respectively.  Interest expense for the software solutions segment was $0 for the three and six months ended June 30, 2023 and 2022, respectively.

The Company operates in two geographic areas, the United States and international. Revenue by geography is based on the location of the customer from which the revenue is earned. Revenue by geographic location is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$12,011	$8,592	$24,122	$16,438
International	659	254	1,039	566
Total revenue	$12,670	$8,846	$25,161	$17,004

19. Subsequent Events

On May 16, 2023, the Company entered into a Purchase and Sale Agreement with Nectar Equities, LLC, an independent third-party, for the sale of our corporate headquarters land and building. The sale closed on August 9, 2023, for a purchase price of $4.0 million. The proceeds from the sale were used to repay the outstanding note payable with Bank of America, N.A. of $1.8 million, closing costs and commissions of approximately $223, generating approximately $2.0 million in net proceeds from the sale.

On August 9, 2023, in connection with the sale of the land and building, we entered into a lease agreement to leaseback the property. The operating lease agreement has an initial term of eighteen full calendar months, with an option to terminate the initial term on the last day of the twelfth full calendar month with a sixty-day notice. Rent expense is $19 per month, plus real estate taxes, insurance premiums on the property, and maintenance expenses over the lease term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2020 Form 10-K”) filed with the SEC and the Condensed Consolidated Financial Statements and notes thereto included in the 2023 Form 10-Qs and elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Results of Consolidated Operations (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service revenue	$7,308	$4,556	$14,466	$8,954
Software solutions revenue	3,930	3,598	8,038	6,866
Product revenue	1,432	692	2,657	1,184
Total revenue	$12,670	$8,846	$25,161	$17,004
Loss before income taxes	(521)	(978)	(2,079)	(2,399)
Income tax benefit/(provision)	(24)	82	(48)	283
Net loss	(545)	(896)	(2,127)	(2,116)
Basic earnings per share	$(0.02)	$(0.04)	$(0.08)	$(0.09)
Diluted earnings per share	$(0.02)	$(0.04)	$(0.08)	$(0.09)

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Total Revenue

Total revenue consists of service revenue, software solutions revenue and product revenue. The following table reflects our total revenue for the three months ended June 30, 2023, compared to the three months ended June 30, 2022:

	Three Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Total revenue	$12,670	$8,846	$3,824	43%

The increase in total revenue is due to an increase in service revenue of $2,752, an increase in product revenue of $740, and an increase in software solutions revenue of $332. Our November 1, 2022 acquisition of Allegiant Networks contributed $2,580 of the increase in service revenue and $642 of the increase in product revenue for the three months ended June 30, 2023.

Loss Before Income Taxes

The following table reflects our loss before income taxes for the three months ended June 30, 2023, compared to the three months ended June 30, 2022:

	Three Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Loss before income taxes	$(521)	$(978)	$457	47%

The decrease in loss before income taxes is primarily due to an increase in revenue of $3,824, of which our recent acquisition of Allegiant Networks contributed $3,222 of the increase in revenue for the three months ended June 30, 2023, a decrease in other expense of $122, offset by an increase in operating expenses of $3,489. The increase in operating expenses is primarily related to $3,349 of additional operating expenses contributed by our November 1, 2022 acquisition of Allegiant Networks.

Income Tax Benefit/(Provision)

The following table reflects our income tax benefit/(provision) for the three months ended June 30, 2023, compared to the three months ended June 30, 2022:

	Three Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Income tax benefit/(provision)	$(24)	$82	$(106)	-129%

We had an income tax provision of $24 for the three months ended June 30, 2023 compared to an income tax benefit of $82 for the three months ended June 30, 2022. We had a loss before income tax for the three months ended June 30, 2023 and 2022 of $(521) and $(896), respectively.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Total Revenue

Total revenue consists of service revenue, software solutions revenue and product revenue. The following table reflects our service revenue for the six months ended June 30, 2023, compared to the six months ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Total revenue	$25,161	$17,004	$8,157	48%

The increase in total revenue is due to an increase in service revenue of $5,512, an increase in product revenue of $1,473, and an increase in software solutions revenue of $1,172. Our November 1, 2022 acquisition of Allegiant Networks contributed $5,156 of the increase in service revenue and $1,168 of the increase in product revenue for the six months ended June 30, 2023

Loss Before Income Taxes

The following table reflects our loss before income taxes for the six months ended June 30, 2023, compared to the six months ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Loss before income taxes	$(2,079)	$(2,399)	$320	13%

The decrease in loss before income taxes is primarily due to an increase in revenue of $8,157, of which our recent acquisition of Allegiant Networks contributed $6,324 of the increase in revenue for the six months ended June 30, 2023, a decrease in other expense of $154, offset by an increase in operating expenses of $8,003. The increase in operating expenses is primarily related to $6,722 of additional operating expenses contributed by our November 1, 2022 acquisition of Allegiant Networks.

Income Tax Benefit/(Provision)

The following table reflects our income tax benefit/(provision) for the six months ended June 30, 2023, compared to the six months ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Income tax benefit/(provision)	$(48)	$283	$(331)	-117%

We had an income tax provision of $48 for the six months ended June 30, 2023 compared to an income tax benefit of $283 for the six months ended June 30, 2022. We had a loss before income tax for the six months ended June 30, 2023 and 2022 of $(2,079) and $(2,399), respectively.

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

                In our August 10, 2023 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income, EBITDA and Adjusted EBITDA. The terms Non-GAAP net income, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income/(loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Income

(Unaudited, in thousands, except for per share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
U.S. GAAP net loss	$(545)	$(896)	$(2,127)	$(2,116)
Share-based compensation	855	858	2,269	1,911
Acquisition related expenses	-	-	1	23
Amortization of intangible assets	792	550	1,585	1,099
Non-GAAP net income	$1,102	$512	$1,728	$917

Non-GAAP earnings per common share:
Basic	$0.04	$0.02	$0.07	$0.04
Diluted	$0.04	$0.02	$0.06	$0.04

Weighted-average common shares outstanding:
Basic	25,972,628	22,456,420	25,853,998	22,347,510
Diluted	27,401,597	25,278,052	27,467,234	25,582,196

Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
U.S. GAAP net loss	$(545)	$(896)	$(2,127)	$(2,116)
Depreciation and amortization	900	620	1,808	1,239
Interest expense	33	19	75	38
Interest and other expense/(income)	(29)	107	(87)	116
Income tax provision/(benefit)	24	(82)	48	(283)
EBITDA	383	(232)	(283)	(1,006)
Acquisition related expenses	-	-	1	23
Share-based compensation	855	858	2,269	1,911
Adjusted EBITDA	$1,238	$626	$1,987	$928

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

Operating Results of our Cloud Telecommunications Services Segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Cloud Telecommunications Services	2023	2022	2023	2022
Service revenue	$7,308	$4,556	$14,466	$8,954
Product revenue	1,432	692	2,657	1,184
Total revenue	$8,740	$5,248	$17,123	$10,138
Operating expenses:
Cost of service revenue	$3,095	$1,438	$6,139	$2,874
Cost of product revenue	881	372	1,720	689
Selling and marketing	2,504	1,678	5,100	3,259
General and administrative	2,175	1,993	4,959	4,299
Research and development	291	310	590	614
Total operating expenses	8,946	5,791	18,508	11,735
Operating loss	(206)	(543)	(1,385)	(1,597)
Other expense	(26)	(17)	(65)	(35)
Loss before tax benefit	$(232)	$(560)	$(1,450)	$(1,632)

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, managed IT service, administrative fees, and website hosting services. The following table reflects our service revenue for the three months ended June 30, 2023, compared to the three months ended June 30, 2022:

	Three Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Service revenue	$7,308	$4,556	$2,752	60%

The increase in service revenue is due to an increase in telecommunications services fees of $2,430, an increase in one-time fees, commissions and other of $219, an increase in fees, commissions, and other, recognized over time of $64, and an increase in sales-type lease interest of $39. Our November 1, 2022 acquisition of Allegiant Networks, contributed $2,580 of the total increase in service revenue. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices, third-party equipment, and device as a service.  The following table reflects our product revenue for the three months ended June 30, 2023, compared to the three months ended June 30, 2022:

	Three Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Product revenue	$1,432	$692	$740	107%

Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. Additionally, product revenue can fluctuate due to the allocation of discounts or sales promotions across the performance obligations. The increase in product revenue is primarily due to additional product revenue of $642 contributed by our November 1, 2022 acquisition of Allegiant Networks during the three months ended June 30, 2023 and an increase in organic product revenue of $98.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2023 and 2022. Backlog increased 21%, or $6,300 to $35,752 as of June 30, 2023 as compared to $29,452 as of June 30, 2022. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of April 1, 2023 and 2022, and June 30, 2023 and 2022, which we expect to recognize as revenue within the next five years (in thousands):

Cloud Telecommunications backlog as of April 1, 2023	$33,679
Cloud Telecommunications backlog as of June 30, 2023	$35,752

Cloud Telecommunications backlog as of April 1, 2022	$29,973
Cloud Telecommunications backlog as of June 30, 2022	$29,452

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, customer support salaries and benefits, and share-based compensation. The following table reflects our cost of service revenue for the three months ended June 30, 2023, compared to the three months ended June 30, 2022:

	Three Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Cost of service revenue	$3,095	$1,438	$1,657	115%

The increase in cost of service revenue was primarily due to additional cost of service revenue of $1,609 contributed by our November 1, 2022 acquisition of Allegiant Networks during the three months ended June 30, 2023. Additionally, we had a $24 increase in salaries and benefits related to increases in headcount to assist with the migration of our customers to our new VIP platform, and an increase in other cost of service revenue of $24.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the three months ended June 30, 2023, compared to the three months ended June 30, 2022:

	Three Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Cost of product revenue	$881	$372	$509	137%

The increase is primarily due to an increase of $77 from our organic product revenue growth and additional cost of product revenue of $432 contributed by our November 1, 2022 acquisition of Allegiant Networks during the six months ended June 30, 2023.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries and benefits, share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the three months ended June 30, 2023, compared to the three months ended June 30, 2022:

	Three Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Selling and marketing	$2,504	$1,678	$826	49%

The increase in selling and marketing expense is primarily due to additional selling and marketing expense of $688 contributed by our November 1, 2022 acquisition of Allegiant Networks during the three months ended June 30, 2023, an increase in commission expense of $143 directly related to the increase in revenue, offset by a decrease in other selling and marketing expenses of $5.

General and Administrative

General and administrative expenses consist of salaries, benefits and stock compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, depreciation, amortization of intangibles, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended June 30, 2023, compared to the three months ended June 30, 2022:

	Three Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
General and administrative	$2,175	$1,993	$182	9%

The increase in general and administrative expenses is primarily due to additional general and administrative expense of $620 contributed by our November 1, 2022 acquisition of Allegiant Networks during the three months ended June 30, 2023, offset by a decrease in administrative salaries, wages and benefits of $381 related to a decrease in share-based compensation and the reclassification of salary, wages and benefits to the Software Solutions segment, a decrease in corporate insurance of $16 and a decrease in other general and administrative expenses of $41.

Research and Development

Research and development expenses primarily consist of salaries and benefits, share-based compensation, and outsourced engineering services related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the three months ended June 30, 2023, compared to the three months ended June 30, 2022:

	Three Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Research and development	$291	$310	$(19)	-6%

The decrease in research and development expenses is primarily related to a decrease in costs for maintenance on our mobile applications and other development costs of $17, and a decrease in salaries, wages and benefits of $2.

Other Income/(Expense)

Other income/(expense) primarily relates to interest expense and net foreign exchange gains or losses, offset by credit card cash back rewards. The following table reflects our other income/(expense) for the three months ended June 30, 2023, compared to the three months ended June 30, 2022:

	Three Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Other expense	$(26)	$(17)	$(9)	53%

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, managed IT service, administrative fees, and website hosting services. The following table reflects our service revenue for the six months ended June 30, 2023, compared to the six months ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Service revenue	$14,466	$8,954	$5,512	62%

The increase in service revenue is due to an increase in telecommunications services fees of $4,727, an increase in one-time fees, commissions and other of $646, an increase in fees, commissions, and other, recognized over time of $67, and an increase in sales-type lease interest of $72. Our November 1, 2022 acquisition of Allegiant Networks, contributed $5,156 of the total increase in service revenue. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices, third-party equipment, and device as a service. The following table reflects our product revenue for the six months ended June 30, 2023, compared to the six months ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Product revenue	$2,657	$1,184	$1,473	124%

Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. Additionally, product revenue can fluctuate due to the allocation of discounts or sales promotions across the performance obligations. The increase in product revenue is primarily due to additional product revenue of $1,168 contributed by our November 1, 2022 acquisition of Allegiant Networks during the six months ended June 30, 2023 and an increase in organic product revenue of $305.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2023 and 2022. Backlog increased 21%, or $6,300 to $35,752 as of June 30, 2023 as compared to $29,452 as of June 30, 2022. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of January 1, 2023 and 2022, and June 30, 2023 and 2022, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of January 1, 2023	$32,016
Cloud Telecommunications backlog as of June 30, 2023	$35,752

Cloud Telecommunications backlog as of January 1, 2022	$30,190
Cloud Telecommunications backlog as of June 30, 2022	$29,452

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, customer support salaries and benefits, and share-based compensation. The following table reflects our cost of service revenue for the six months ended June 30, 2023, compared to the six months ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Cost of service revenue	$6,139	$2,874	$3,265	114%

The increase in cost of service revenue was primarily due to additional cost of service revenue of $3,224 contributed by our November 1, 2022 acquisition of Allegiant Networks during the six months ended June 30, 2023. Additionally, we had a $77 increase in salaries and benefits related to increases in headcount to assist with the migration of our customers to our new VIP platform, offset by a decrease in other cost of service revenue of $36.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the six months ended June 30, 2023, compared to the six months ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Cost of product revenue	$1,720	$689	$1,031	150%

The increase is primarily due to an increase of $180 from our organic product revenue growth and additional cost of product revenue of $851 contributed by our November 1, 2022 acquisition of Allegiant Networks during the six months ended June 30, 2023.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries and benefits, share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, the production of marketing materials, and sales support software.  The following table reflects our selling and marketing expenses for the six months ended June 30, 2023, compared to the six months ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Selling and marketing	$5,100	$3,259	$1,841	56%

The increase in selling and marketing expense is primarily due to additional selling and marketing expense of $1,417 contributed by our November 1, 2022 acquisition of Allegiant Networks during the six month ended June 30, 2023, an increase in commission expense of $318 directly related to the increase in revenue, an increase in salaries, wages and benefits of $114 related to expansion of our sales team, offset by a decrease in other selling and marketing expenses of $8.

General and Administrative

General and administrative expenses consist of salaries, benefits and stock compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, depreciation, amortization of intangibles, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the six months ended June 30, 2023, compared to the six months ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
General and administrative	$4,959	$4,299	$660	15%

The increase in general and administrative expenses is primarily due to additional general and administrative expense of $1,229 contributed by our November 1, 2022 acquisition of Allegiant Networks during the six months ended June 30, 2023, offset by a decrease in administrative salaries, wages and benefits of $515 related to a decrease in share-based compensation and the reclassification of salary, wages and benefits to the Software Solutions segment, a decrease in corporate insurance of $7 and a decrease in other general and administrative expenses of $47.

Research and Development

Research and development expenses primarily consist of salaries and benefits, share-based compensation, and outsourced engineering services related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the six months ended June 30, 2023, compared to the six months ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Research and development	$590	$614	$(24)	-4%

The decrease in research and development expenses is primarily related to a decrease in costs for maintenance on our mobile applications and other development costs of $43, offset by an increase in salaries, wages and benefits of $19.

Other Income/(Expense)

Other income/(expense) primarily relates to interest expense and net foreign exchange gains or losses, offset by credit card cash back rewards. The following table reflects our other income/(expense) for the six months ended June 30, 2023, compared to the six months ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Other expense	$(65)	$(35)	$(30)	-86%

The increase in other expenses is primarily due to additional other expenses of $36 contributed by our November 1, 2022 acquisition of Allegiant Networks during the six months ended June 30, 2023.

Operating Results of Software Solutions segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Software Solutions	2023	2022	2023	2022
Software solutions revenue	$3,930	$3,598	$8,038	$6,866
Operating expenses:
Cost of software solutions revenue	1,293	1,131	2,478	2,792
Selling and marketing	1,109	1,093	2,322	2,096
General and administrative	992	764	2,205	1,707
Research and development	847	919	1,739	919
Total operating expenses	4,241	3,907	8,744	7,514
Operating loss	(311)	(309)	(706)	(648)
Other income/(expense)	22	(109)	77	(119)
Loss before tax benefit	$(289)	$(418)	$(629)	$(767)

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, and professional services. Software licenses are billed by the number of concurrent sessions a partner has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fixes, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training, and implementation as well as custom mobile branding. The following table reflects our service revenue for the three months ended June 30, 2023, compared to the three months ended June 30, 2022:

	Three Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Software solutions revenue	$3,930	$3,598	$332	9%

The increase is primarily related to a $364 increase in recurring software license revenue and maintenance and support subscriptions revenue, an increase in professional services of $74, offset by a decrease in perpetual software license revenue of $106.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2023 and 2022. Backlog increased 22%, or $2,800 to $15,649 as of June 30, 2023 as compared to $12,669 as of June 30, 2022. Below is a table which displays the software solutions segment revenue backlog as of April 1, 2023 and 2022, and June 30, 2023 and 2022, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Software solutions backlog as of April 1, 2023	$14,185
Software solutions backlog as of June 30, 2023	$15,469

Software solutions backlog as of April 1, 2022	$13,054
Software solutions backlog as of June 30, 2022	$12,669

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries, wages and benefits, share-based compensation, amortization expense related to the technology, cost of Data Center hosting, third-party software modules and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the three months ended June 30, 2023, compared to the three months ended June 30, 2022:

	Three Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Cost of software solutions revenue	$1,293	$1,131	$162	14%

The increase in cost of service revenue is primarily related to an increase in software costs of $81, an increase in outside consulting services of $44, and an increase in data-center related expenses of $38, offset by a decrease in other cost of software solutions revenue of $1.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries, wages and benefits, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, amortization expense related to customer relationships intangible asset, and sales support software. The following table reflects our selling and marketing expenses for the three months ended June 30, 2023, compared to the three months ended June 30, 2022:

	Three Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Selling and marketing	$1,109	$1,093	$16	1%

                The increase in selling and marketing expense is primarily due to an increase in commission expense of $57 directly related to the increase in revenue, and an increase in other selling and marketing costs of $9, offset by a decrease in marketing consultant costs of $50.

General and Administrative

General and administrative expenses consist of salaries, wages and benefits for executives, share-based compensation, administrative personnel, amortization of intangible asset related to trademarks and trade names, legal, rent, equipment, accounting and other professional services, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended June 30, 2023, compared to the three months ended June 30, 2022:

	Three Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
General and administrative	$992	$764	$228	30%

                The increase in general and administrative expenses is primarily related to the reclassification of salary, wages and benefits from the Cloud Telecommunication Services segment of $249 after carefully reviewing expenses that related to the Software Solutions segment, offset by a decrease of other general and administrative costs of $21.

Research and Development

Research and development expenses primarily consists of salaries, wages and benefits, share-based compensation, and outsourcing engineering services related to the development of our software solutions. The following table reflects our research and development expenses for the three months ended June 30, 2023, compared to the three months ended June 30, 2022:

	Three Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Research and development	$847	$919	$(72)	-8%

The decrease in research and development expenses is primarily related to an decrease in salaries, wages and benefits of $74, offset by an increase in other research and development expenses of $2.

Other Income/(Expense)

Other expense primarily relates to interest expense, net foreign exchange gains or losses, and other income and expenses. The following table reflects our other expense for the three months ended June 30, 2023, compared to the three months ended June 30, 2022:

	Three Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Other income/ (expense)	$22	$(109)	$131	120%

The increase in other income/(expense) is primarily due to an increase in foreign exchange gains of $111, and an increase in other income of $20.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, and professional services. Software licenses are billed by the number of concurrent sessions a partner has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fixes, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training, and implementation as well as custom mobile branding. The following table reflects our service revenue for the six months ended June 30, 2023, compared to the six months ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Software solutions revenue	$8,038	$6,866	$1,172	17%

The increase is primarily related to an increase in recurring software license revenue and maintenance and support subscriptions revenue of $825, an increase in perpetual software license revenue of $282, and an increase in professional services of $65.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2023 and 2022. Backlog increased 22%, or $2,800 to $15,649 as of June 30, 2023 as compared to $12,669 as of June 30, 2022. Below is a table which displays the software solutions segment revenue backlog as of January 1, 2023 and 2022, and June 30, 2023 and 2022, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Software solutions backlog as of January 1, 2023	$14,830
Software solutions backlog as of June 30, 2023	$15,649

Software solutions backlog as of January 1, 2022	$13,034
Software solutions backlog as of June 30, 2022	$12,669

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries, wages and benefits, share-based compensation, amortization expense related to the technology, cost of Data Center hosting, third-party software modules and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the six months ended June 30, 2023, compared to the six months ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Cost of software solutions revenue	$2,478	$2,792	$(314)	-11%

The decrease in cost of service revenue is primarily related to the reclassification of $452 of research and development expenses out of cost of service revenue after carefully reviewing operating expenses that qualify as research and development operating expenses, offset by an increase in software costs of $81 and an increase in other cost of software solutions revenue of $57.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries, wages and benefits, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, amortization expense related to customer relationships intangible asset, and sales support software. The following table reflects our selling and marketing expenses for the six months ended June 30, 2023, compared to the six months ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Selling and marketing	$2,322	$2,096	$226	11%

The increase in selling and marketing expense is primarily due an increase in salaries, wages and benefits of $138 related to an increase in headcount, an increase in commission expense of $104 directly related to the increase in revenue, and an increase in share-based compensation of $40, offset by a decrease in marketing consultants costs of $50 and a decrease in other selling and marketing costs of $6.

General and Administrative

General and administrative expenses consist of salaries, wages and benefits for executives, share-based compensation, administrative personnel, amortization of intangible asset related to trademarks and trade names, legal, rent, equipment, accounting and other professional services, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the six months ended June 30, 2023, compared to the six months ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
General and administrative	$2,205	$1,707	$498	29%

                The increase in general and administrative expenses is primarily related to the reclassification of salary, wages and benefits from the Cloud Telecommunication Services segment of $552 after carefully reviewing expenses that related to the Software Solutions segment, an increase in share-based compensation of $64, offset by a decrease in general and administrative expenses relating to the reclassification of research and development expenses out of general and administrative expenses after carefully reviewing expenses that qualify of $93 and a decrease in other general and administrative expenses of $25.

Research and Development

Research and development expenses primarily consists of salaries, wages and benefits, share-based compensation, and outsourcing engineering services related to the development of our software solutions. The following table reflects our research and development expenses for the six months ended June 30, 2023, compared to the six months ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Research and development	$1,739	$919	$820	89%

The increase in research and development expenses is primarily related to the reclassification of research and development expenses out of cost of service revenue of $452 and out of general and administrative expense of $93, after carefully reviewing expenses that qualify as research and development operating expenses, an increase in salaries, wages and benefits of $132 related to an increase in headcount and salary increases, an increase in share-based compensation of $99, and an increase in other research and development expenses of $44.

Other Income/(Expense)

Other expense primarily relates to interest expense, net foreign exchange gains or losses, and other income and expenses. The following table reflects our other expense for the six months ended June 30, 2023, compared to the six months ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Other income/(expense)	$77	$(119)	$196	165%

The increase in other income/(expense) is primarily due to an increase in foreign exchange gains of $116, and an increase in other income of $80.

Liquidity and Capital Resources

Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We finance our operations primarily through services, software solutions, and product sales to our customers. As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $4,200 and $5,475, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment, asset acquisitions, business combinations, and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

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

Operating Activities

Cash provided by or used in operating activities is driven by our net loss, adjustments to reconcile to net cash provided by or used in operating activities, the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business. The following table reflects our net cash used in operating activities for the six months ended June 30, 2023, compared to the six months ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Net cash used in operating activities	$(673)	$(2,614)	$1,941	74%

The net cash used for operations was primarily driven by our net loss for the six months ended June 30, 2023 of $2,127, an increase in contract costs of $600, an increase in prepaid expenses of $582, an increase in equipment financing receivables of $528, an increase in trade receivables of $265, a decrease in accounts payable and accrued expenses of $631, and a decrease in contract liabilities of $180, offset by non-cash expenses for depreciation and amortization of $1,808 and share-based compensation of $2,269 and a decrease in other assets of $165.

The net cash used for operations was primarily driven by our net loss for the six months ended June 30, 2022 of $2,116, an increase in accounts receivable of $1,347, an increase in contract costs of $364, an increase in income tax receivable of $344, an increase in prepaid expenses of $320, an increase in equipment financing receivables of $228, a decrease in contract liabilities of $657, a decrease in accounts payable and accrued expenses of $387, offset by non-cash expenses for depreciation and amortization of $1,239 and share-based compensation of $1,911.

Investing Activities

Cash provided by or used in investing activities is driven by the purchase of property and equipment, business combinations, and asset acquisitions. The following table reflects our net cash used in investing activities for the six months ended June 30, 2023, compared to the six months ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Net cash used in investing activities	$(92)	$(40)	$(52)	-130%

Net cash used for investing activities in the six months ended June 30, 2023 and June 30, 2022, primarily relates to the purchase of property and equipment.

Financing Activities

                Cash provided by or used in financing activities is driven by the proceeds from the exercise of options, taxes paid on the net settlement of stock options and RSUs, dividend payments, payment of contingent consideration, proceeds from finance leases and notes payable, repayments made on finance leases and notes payable, proceeds and repayments on line of credit, and proceeds from the issuance of common stock in connection with an offering. The following table reflects our net cash provided by/(used in) financing activities for the six months ended June 30, 2023, compared to the six months ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022	Dollar Change	Percent Change
Net cash provided by/(used in) financing activities	$(486)	$(20)	$(466)	-2330%

Net cash used for financing activities in the six months ended June 30, 2023 primarily relates to the payments of employee tax withholdings from the net settlement of stock options and RSUs of $264, repayments made on notes payable of $271, dividend payments of $130, repayments made on a line of credit of $82, and repayments made on finance leases of $57, offset by proceeds from notes payable of $278 and cash received from the exercise of stock options of $40.

Net cash used for financing activities in the six months ended June 30, 2022 primarily relates to the payments of employee tax withholdings from the net settlement of stock options and RSUs of $118, repayments made on notes payable of $37, dividend payments of $223, and repayments made on finance leases of $57, offset by cash received from the exercise of stock options of $415.

Contractual Obligations and Commitments

Except as set forth in Notes 5, 12, and 16 in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Off Balance Sheet Arrangements

As of, June 30, 2023, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Crexendo, Inc.

August 10, 2023	By:	/s/ Jeffrey G. Korn
Jeffrey G. Korn Chief Executive Officer

August 10, 2023	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer