Form 10-Q
period 2023-09-30
Crexendo, Inc.
filed 2023-11-09
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2023 was 26,034,604.

INDEX

PART I – FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except par value and share data)

	September 30, 2023	December 31, 2022

Assets
Current assets:
Cash and cash equivalents	$7,737	$5,475
Trade receivables, net of allowance of $110 and $131, respectively	3,873	3,297
Inventories	472	679
Equipment financing receivables, net of allowance of $52 and $0, respectively	812	635
Contract costs	1,265	841
Prepaid expenses	991	431
Other current assets	468	674
Total current assets	15,618	12,032

Contract assets, net of allowance of $34 and $0, respectively	299	318
Long-term equipment financing receivables, net of allowance of $109 and $0, respectively	1,670	1,255
Property and equipment, net	756	3,315
Operating lease right-of-use assets	1,170	1,081
Intangible assets, net	24,348	26,725
Goodwill	9,454	9,454
Contract costs, net of current portion	1,874	1,304
Other long-term assets	146	150
Total Assets	$55,335	$55,634

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$874	$1,206
Accrued expenses	5,053	4,890
Finance leases	75	95
Notes payable	452	420
Operating lease liabilities	604	363
Income tax payable	67	79
Contract liabilities	2,971	3,338
Total current liabilities	10,096	10,391

Contract liabilities, net of current portion	205	247
Finance leases, net of current portion	42	98
Notes payable, net of current portion	708	2,605
Line of credit	-	82
Operating lease liabilities, net of current portion	597	752
Total liabilities	11,648	14,175

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 50,000,000 shares, 26,030,104 shares issued and outstanding as of September 30, 2023 and 25,670,773 shares issued and outstanding as of December 31, 2022	26	26
Additional paid-in capital	132,003	129,192
Accumulated deficit	(88,528)	(87,946)
Accumulated other comprehensive income	186	187
Total stockholders' equity	43,687	41,459

Total Liabilities and Stockholders' Equity	$55,335	$55,634

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service revenue	$7,517	$4,473	$21,983	$13,427
Software solutions revenue	4,691	3,875	12,729	10,741
Product revenue	1,666	760	4,323	1,944
Total revenue	13,874	9,108	39,035	26,112

Operating expenses:
Cost of service revenue	3,173	1,375	9,312	4,249
Cost of software solutions revenue	1,327	1,141	3,805	3,933
Cost of product revenue	923	453	2,643	1,142
Selling and marketing	3,502	2,732	10,924	8,087
General and administrative	3,309	2,800	10,473	8,806
Research and development	1,276	1,151	3,605	2,684
Total operating expenses	13,510	9,652	40,762	28,901

Income/(loss) from operations	364	(544)	(1,727)	(2,789)

Other income/(expense):
Interest expense	(36)	(19)	(111)	(57)
Gain on sale of property and equipment	1,459	-	1,459	-
Other income/(expense), net	(50)	(165)	37	(281)
Total other income/(expense), net	1,373	(184)	1,385	(338)

Income/(loss) before income tax	1,737	(728)	(342)	(3,127)

Income tax benefit/(provision)	(33)	32	(81)	315

Net income/(loss)	$1,704	$(696)	$(423)	$(2,812)

Earnings per common share:
Basic	$0.07	$(0.03)	$(0.02)	$(0.13)
Diluted	$0.06	$(0.03)	$(0.02)	$(0.13)

Weighted-average common shares outstanding:
Basic	25,995,507	22,620,703	25,901,686	22,439,575
Diluted	27,682,764	22,620,703	25,901,686	22,439,575

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income/(loss)	$1,704	$(696)	$(423)	$(2,812)
Other comprehensive income, net of tax
Foreign currency translation gain/(loss)	23	164	(1)	246
Total other comprehensive income/(loss)	23	164	(1)	246
Comprehensive income/(loss)	$1,727	$(532)	$(424)	$(2,566)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

Nine Months Ended September 30, 2023 and 2022

(Unaudited, in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2023	25,670,773	$26	$129,192	$187	$(87,946)	$41,459
Cumulative effect of accounting change	-	-	-	-	(159)	(159)
Share-based compensation	-	-	1,414	-	-	1,414
Vesting of restricted stock units	266,278	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	(21)	-	(21)
Issuance of common stock for exercise of stock options	35,553	-	40	-	-	40
Taxes paid on the net settlement of stock options and RSUs	-	-	(257)	-	-	(257)
Net loss	-	-	-	-	(1,582)	(1,582)
Balance, March 31, 2023	25,972,604	$26	$130,389	$166	$(89,687)	$40,894
Share-based compensation	-	-	855	-	-	855
Foreign currency translation adjustment, net of tax	-	-	-	(3)	-	(3)
Issuance of common stock for exercise of stock options	200	-	-	-	-	-
Taxes paid on the net settlement of stock options and RSUs	-	-	(7)	-	-	(7)
Dividends declared	-	-	(130)	-	-	(130)
Net loss	-	-		-	(545)	(545)
Balance, June 30, 2023	25,972,804	$26	$131,107	$163	$(90,232)	$41,064
Share-based compensation	-	-	843	-	-	843
Foreign currency translation adjustment, net of tax	-	-	-	23	-	23
Issuance of common stock for exercise of stock options	57,300	-	53	-	-	53
Net income	-	-		-	1,704	1,704
Balance, September 30, 2023	26,030,104	$26	$132,003	$186	$(88,528)	$43,687

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

Nine Months Ended September 30, 2023 and 2022

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

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(423)	$(2,812)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	2,695	1,862
Share-based compensation	3,112	2,762
Non-cash operating lease amortization	(3)	(12)
Gain on sale of property and equipment	(1,459)	-
Allowance for credit losses	44	-
Changes in assets and liabilities:
Trade receivables	(584)	(1,851)
Contract assets	2	(4)
Equipment financing receivables	(770)	(425)
Inventories	207	53
Contract costs	(994)	(524)
Prepaid expenses	(560)	(638)
Income tax receivable	-	(375)
Other assets	210	65
Accounts payable and accrued expenses	(169)	(742)
Income tax payable	(12)	(24)
Contract liabilities	(409)	-
Net cash provided by/(used in) operating activities	887	(2,665)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(92)	(192)
Proceeds from the sale of property and equipment	3,792	-
Net cash provided by/(used in) investing activities	3,700	(192)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments made on finance leases	(76)	(86)
Repayments made on notes payable	(2,143)	(55)
Proceeds from notes payable	278	-
Proceeds from exercise of options	93	576
Dividend payments	(130)	(336)
Taxes paid on the net settlement of stock options and RSUs	(264)	(135)
Borrowing on a line of credit, net	(82)	-
Net cash used in financing activities	(2,324)	(36)
Effect of exchange rate changes on cash	(1)	246
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	2,262	(2,647)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	5,475	7,468
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$7,737	$4,821
Cash used during the year for:
Income taxes, net	$(91)	$(96)
Interest expense	$(111)	$(57)

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

Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the three months ended September 30, 2023 and 2022, the Company recorded foreign currency translation gains of $23, and $164, respectively, and during the nine months ended September 30, 2023 and 2022, the Company recorded foreign currency gains/(losses) of ($1) and $246, respectively, on our statements of comprehensive income/(loss).

Cash and Cash Equivalents – We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $7,358 and $4,750, respectively.

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

We provide an allowance for credit losses based on historical loss experience, adverse situations that may affect a client's ability to pay, current economic conditions and outlook based on reasonable and supportable forecasts. We continually evaluate the adequacy of the allowance for credit losses and adjust as necessary. Equipment financing receivables are written off against the allowance after all collection efforts have been exhausted and management deems the account to be uncollectible. We believe that our equipment financing receivable credit risk is low because of the geographic and industry diversification of our clients and small account balances for most of our clients.

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

Contract Costs – Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining telecommunications contracts which are recoverable. The Company capitalized contract costs in the amount of $3,139 and $2,145 at September 30, 2023 and December 31, 2022, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the three months ended September 30, 2023 and 2022, the Company amortized $402 and $391, respectively, and during the nine months ended September 30, 2023 and 2022, the Company amortized $1,194 and $939 respectively, and there was no impairment loss in relation to the costs capitalized.

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

Contract Liabilities – Our contract liabilities consist primarily of advance consideration received from customers for telecommunications contracts. The product and monthly service revenue is recognized on completion of the implementation and the remaining activation fees are reclassified as contract liabilities.

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

Service, Software Solutions and Product Revenue Recognition – Revenue is recognized upon transfer of control of promised services, software solutions or products to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services and excludes any amounts collected on behalf of third parties. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. We recognize revenue for delivered elements only when we determine there are no uncertainties regarding customer acceptance. Changes in the allocation of the sales price between delivered and undelivered elements can impact the timing of revenue recognized but does not change the total revenue recognized on any agreement. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. For more detailed information about revenue, see Note 3 (Revenue).

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

Contingent Consideration – Contingent consideration represents deferred business acquisition and asset acquisition consideration to be paid out at some point in the future, typically over a one-year period or less from the acquisition date. Contingent consideration is recorded at the acquisition date fair value. Contingent consideration recorded in connection with a business acquisition is reported at fair value each reporting period until the contingency is resolved. Any changes in fair value are recognized in earnings. Contingent consideration recorded in connection with an asset acquisition is not derecognized until the related contingency is resolved and the consideration is paid or becomes payable. If the amount initially recorded as contingent consideration exceeds the amount paid or payable, the Company recognizes that excess amount as a reduction in the cost of the related intangible assets.

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

Income Taxes – We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows.  In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. At December 31, 2022, we determined that it is more likely-than-not that we will not be able to realize our deferred income tax assets in the future. A valuation allowance of $3,179 was recorded against our gross deferred tax asset balance as of September 30, 2023 and December 31, 2022.

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

Significant Customers – No customer accounted for 10% or more of our total revenue for the three and nine months ended September 30, 2023 and 2022. No customer accounted for 10% or more of our total trade accounts receivable as of September 30, 2023 and December 31, 2022.

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

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, with additional updates and amendments being issued in 2018, 2019, 2020 and 2022 (collectively, “ASC 326”). The new standard updates the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss (“CECL”) model. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities are required to use a new forward-looking "expected loss" model that generally results in the earlier recognition of an allowance for credit losses. The Company adopted ASC 326 on a modified retrospective basis as of January 1, 2023, through a cumulative-effect adjustment to the Company's beginning accumulated deficit balance; the impact of the adoption was not material to the Company's consolidated financial statements. The adoption of this standard and applicable amendments primarily impacted the estimation of our allowance for credit losses for accounts receivable and established an allowance for credit losses for our equipment finance receivables and contract assets. See Note 2 for disclosures related to changes in accounting policies. See Note 6 - Trade Receivables and Allowance for Credit Losses, Note 7 – Equipment Financing Receivables and Allowance for Credit Losses, and Note 3 – Contract Assets Allowance for Credit Losses for additional discussion regarding the impacts from the adoption of this standard.

Recently Issued Accounting Pronouncements – None

2. Changes in Accounting Principles

On January 1, 2023, the Company adopted ASC 326 Financial Instruments — Credit Losses (“ASC 326”). The new standard updates the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss (“CECL”) model. For trade and other receivables, held-to-maturity debt securities, loans, contract assets, and other instruments, entities are required to use a new forward-looking "expected loss" model that generally results in the earlier recognition of an allowance for credit losses. The Company applied the modified retrospective method of adoption for ASC 326. Under this transition method, the Company applied the transition provisions starting at the date of adoption. The cumulative effect of the adoption of ASC 326 on our January 1, 2023 Condensed Consolidated Balance Sheet was as follows:

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

3. Revenue

Revenue is measured based on a consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product, service, or software solution to a customer. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments, see Note 18 (Segment Reporting).

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

Telecommunications Equipment – Revenue generated from the sale of telecommunications equipment (desktop devices) is recognized when the customer takes possession of the devices and the cloud telecommunications services begin. The Company typically bills and collects the fees for the equipment upon entering into a contract with a customer. Cash receipts are recorded as a contract liability until implementation is complete and the services begin.

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

Three Months Ended September 30, 2023	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Telecommunications equipment	$1,666	$-	$1,666
Equipment financing revenue	133	-	133
Telecommunications services	6,299	-	6,299
Fees, commissions, and other, recognized over time	479	-	479
One time fees, commissions and other	606	-	606
Software licenses	-	971	971
Software license and maintenance and support subscriptions	-	3,490	3,490
Professional services and other	-	230	230
	$9,183	$4,691	$13,874
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$2,272	$1,201	$3,473
Products, services, and fees transferred over time	6,911	3,490	10,401
	$9,183	$4,691	$13,874

Three Months Ended September 30, 2022	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Telecommunications equipment	$760	$-	$760
Equipment financing revenue	87	-	87
Telecommunications services	3,831	-	3,831
Fees, commissions, and other, recognized over time	423	-	423
One time fees, commissions and other	132	-	132
Software licenses	-	985	985
Software license and maintenance and support subscriptions	-	2,759	2,759
Professional services and other	-	131	131
	$5,233	$3,875	$9,108
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$892	$1,116	$2,008
Products, services, and fees transferred over time	4,341	2,759	7,100
	$5,233	$3,875	$9,108

Nine Months Ended September 30, 2023	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Telecommunications equipment	$4,323	$-	$4,323
Equipment financing revenue	356	-	356
Telecommunications services	18,587	-	18,587
Fees, commissions, and other, recognized over time	1,392	-	1,392
One time fees, commissions and other	1,648	-	1,648
Software licenses	-	2,662	2,662
Software license and maintenance and support subscriptions	-	9,506	9,506
Professional services and other	-	561	561
	$26,306	$12,729	$39,035
Timing of revenue recognition
Products and fees recognized at a point in time	$5,971	$3,223	$9,194
Services and fees transferred over time	20,335	9,506	29,841
	$26,306	$12,729	$39,035

Nine Months Ended September 30, 2022	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Telecommunications equipment	$1,944	$-	$1,944
Equipment financing revenue	238	-	238
Telecommunications services	11,392	-	11,392
Fees, commissions, and other, recognized over time	1,269	-	1,269
One time fees, commissions and other	528	-	528
Software licenses	-	2,394	2,394
Software license and maintenance and support subscriptions	-	7,950	7,950
Professional services and other	-	397	397
	$15,371	$10,741	$26,112
Timing of revenue recognition
Products and fees recognized at a point in time	$2,472	$2,791	$5,263
Services and fees transferred over time	12,899	7,950	20,849
	$15,371	$10,741	$26,112

Contract balances

                The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	September 30,	December 31,
(In thousands)	2023	2022
Receivables, which are included in trade receivables, net of allowance for doubtful accounts	$3,873	$3,297
Contract assets, net of allowance for credit losses	299	318
Contract liabilities	3,176	3,585

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	For the Nine Months Ended		For the Year Ended
(In thousands)	September 30, 2023		December 31, 2022
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(3,256)	$-	$(3,046)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	2,847	-	3,603
Transferred to receivables from contract assets recognized at the beginning of the period	(186)	-	(166)	-
Increase due to additional unamortized discounts	167	-	223	-

Contract assets allowance for credit losses

Our contract assets balance consists of the Company’s rights to consideration for work completed but not billed as of the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract assets were as follows (in thousands):

	September 30,	December 31,
	2023	2022
Gross contract assets	$333	$318
Less: allowance for credit losses	(34)	-
Contract assets, net of allowance for credit losses	$299	$318

                The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2022	$-
Cumulative effect of accounting change	29
Provision	2
Write-offs	-
Recoveries and other	-
Balance at March 31, 2023	$31
Provision	(8)
Write-offs	-
Recoveries and other	-
Balance at June 30, 2023	$23
Provision	11
Write-offs	-
Recoveries and other	-
Balance at September 30, 2023	$34

The allowance for credit losses is determined based on an assessment of historical collection experience using the loss-rate method as well as consideration of current and future economic conditions and changes in our loss-rate trends. We utilize a five-year lookback period to establish our estimate of expected credit losses, as our contractual terms range from three to five years. Based on that assessment, the allowance for credit losses as a percent of gross contract assets increased to 10.3% at September 30, 2023 from 0% at December 31, 2022.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2023	2024	2025	2026	2027 and thereafter	Total
Desktop devices	$271					$271
Telecommunications services	$5,715	16,248	11,157	6,174	3,549	$42,843
Software Solutions	$5,368	7,968	4,461	2,128	394	$20,319
All consideration from contracts with customers is included in the amounts presented above

4. Earnings Per Common Share

Basic net income/(loss) per common share is computed by dividing the net income/(loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the three months ended September 30, 2022 and nine months ended September 30, 2023 and 2022 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income/(loss) (in thousands) (A)	$1,704	$(696)	$(423)	$(2,812)

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	25,995,507	22,620,703	25,901,686	22,439,575
Dilutive effect of stock-based awards	1,687,258	-	-	-
Diluted weighted-average outstanding shares of common stock (C)	27,682,765	22,620,703	25,901,686	22,439,575

Earnings per common share:
Basic (A/B)	$0.07	$(0.03)	$(0.02)	$(0.13)
Diluted (A/C)	$0.06	$(0.03)	$(0.02)	$(0.13)

For the three and nine months ended September 30, 2023 and 2022, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net income per share because including them would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	4,708,364	3,140,362	4,582,503	2,471,886

5. Acquisitions

Allegiant Networks, LLC Business Acquisition

On October 17, 2022, the Company entered into an Acquisition Agreement with Allegiant Networks, LLC, a Kansas limited liability company (the “Allegiant Networks”) to acquire from Seller one hundred percent (100%) of the issued and outstanding shares of Allegiant Networks in exchange for (i) a cash payment at closing in the amount of $2.0 million, (ii) a three-year promissory note by the Company in favor of Seller in the amount of $1.1 million, and (iii) 2,461,538 shares of the Company’s common stock, par value $0.001 per share. Shares issued in the transaction were fully restricted for a period of 6 months from the date of issuance and subject to lock-up thereafter. Pursuant to the lock-up agreement, after 6 months, 25% of the shares were permitted to be sold, with an additional 25% permitted to be sold every 6-month period thereafter. On November 1, 2022, the Company closed the transaction, and the Company issued the seller cash consideration of $2.0 million, a three-year promissory note for $1.1 million, and 2,461,538 shares of the Company’s common stock, par value $0.001 per share valued at $2.57 per share, for an aggregate purchase price of approximately $9.4 million.

(in thousands)	December 31, 2022
Consideration:
Cash	$2,000
Common stock	6,326
Note Payable	1,100
Total consideration	$9,426

The acquisition was accounted for under the acquisition method of accounting and the operating results of Allegiant Networks have been included in our consolidated financial statements as of the closing date of the acquisition. Under the acquisition method of accounting, the aggregate amount of consideration paid by us was allocated to Allegiant Networks’ net tangible assets and intangible assets based on their estimated fair values as of the acquisition closing date. The excess of the purchase price over the value of the net tangible assets and intangible assets was recorded to goodwill. The factors contributing to the recognition of goodwill were based upon our conclusion that there are strategic and synergistic benefits that are expected to be realized from the acquisition. Goodwill, which is non-deductible for tax purposes, is primarily attributable to the customer relationships of the acquired business and expected synergies at the time of the acquisition.

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

The following unaudited pro forma information presents our consolidated results of operations as if Allegiant Networks had been included in our consolidated results since January 1, 2022:

	For the Nine Months Ended September 30, (Unaudited, in thousands)
	2023	2022
Revenues	$39,035	$34,360
Net loss	(423)	(2,580)
Earnings per share	$(0.02)	$(0.10)

The unaudited pro forma financial information is presented for informational purposes only and may not necessarily reflect the Company’s future results of operations or what the results of operations would have been had the Company owned and operated Allegiant Networks as of January 1, 2022.

Acquisition related expenses incurred by us in connection with the Allegiant Networks acquisition totaled $0 for the three months ended September 30, 2023 and 2022, and $1 and $0 for the nine months ended September 30, 2023 and 2022, respectively, and are recorded within general and administrative expenses in our consolidated statements of operations.

6. Trade Receivables and Allowance for Credit Losses

Our trade receivables balance consists of traditional trade receivables. Trade receivables were as follows (in thousands):

	September 30,	December 31,
	2023	2022
Gross trade receivables	$3,983	$3,428
Less: allowance for credit losses	(110)	(131)
Trade receivables, net	$3,873	$3,297

Current trade receivables, net	$3,873	$3,297
Long-term trade receivables, net	-	-
Trade receivables, net	$3,873	$3,297

                The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2022	$131
Cumulative effect of accounting change	18
Provision	45
Write-offs	(7)
Recoveries and other	-
Balance at March 31, 2023	$187
Provision	68
Write-offs	(111)
Recoveries and other	-
Balance at June 30, 2023	$144
Provision	(30)
Write-offs	(4)
Recoveries and other	-
Balance at September 30, 2023	$110

The allowance for credit losses is determined based on an assessment of historical collection experience using the aging schedule method as well as consideration of current and future economic conditions. Based on that assessment, the allowance for credit losses as a percent of gross accounts receivable decreased to 2.8% at September 30, 2023 from 3.8% at December 31, 2022.

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

	September 30,	December 31,
	2023	2022
Gross equipment financing receivables	$3,746	$2,666
Less: unearned income	(1,103)	(776)
Less: allowance for credit losses	(161)	-
Equipment financing receivables, net	$2,482	$1,890

Current equipment financing receivables, net	$812	$635
Long-term equipment financing receivables, net	1,670	1,255
Equipment financing receivables, net	$2,482	$1,890

                A summary of our gross equipment financing receivables’ future contractual maturities, is as follows (in thousands):

Year ending December 31,
2023 remaining	$358
2024	1,287
2025	965
2026	626
2027	410
2028 and thereafter	100
Total	$3,746

Allowance for Credit Losses

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2022	$-
Cumulative effect of accounting change	112
Provision	19
Write-offs	(4)
Recoveries and other	-
Balance at March 31, 2023	$127
Provision	23
Write-offs	(5)
Recoveries and other	-
Balance at June 30, 2023	$145
Provision	23
Write-offs	(7)
Recoveries and other	-
Balance at September 30, 2023	$161

Aging of Receivables

                The aging of gross equipment financing receivables was as follows (in thousands):

	September 30,	December 31,
	2023	2022
Past due amounts 0 - 90 days	$2,480	$1,888
Past due amounts > 90 days	2	2
Total	$2,482	$1,890

Our equipment financing receivable portfolio is primarily in the United States. Consistent with our adoption of ASC 326, effective January 1, 2023 (see Note 1 – Recently Adopted Accounting Pronouncements), the allowance for credit losses is determined principally based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, the allowance for credit losses increased to 6.1% of gross equipment financing receivables (net of unearned income) at September 30, 2023 from 0% at December 31, 2022.

The allowance for credit losses represents an estimate of the losses expected to be incurred from the Company's equipment financing receivable portfolio. The projected loss rates are primarily based upon historical loss experience adjusted for judgments about the probable effects of relevant observable data including current and future economic conditions as well as delinquency trends, resolution rates, and the aging of receivables. The allowance for credit losses for equipment finance receivables is inherently more difficult to estimate than the allowance for trade receivables because the underlying lease portfolio has an average maturity, at any time, of approximately three to five years and contains unbilled amounts. We consider all available information in our quarterly assessments of the adequacy of the allowance for credit losses. We believe our estimates, including any qualitative adjustments, are reasonable and have considered all reasonably available information about past events, current conditions, and reasonable and supportable forecasts of future events and economic conditions. The identification of account-specific exposure is not a significant factor in establishing the allowance for credit losses for equipment finance receivables. We continue to monitor developments in future economic conditions and trends, and as a result, our reserve may need to be updated in future periods.

The table below shows gross equipment financing receivables and current period gross write offs by year of origination (in thousands):

	September 30, 2023							December 31, 2022
	2023	2022	2021	2020	2019	Prior	Total Equipment Financing Receivables	Total Equipment Financing Receivables
United States	$1,261	849	247	200	85	1	$2,643	$1,890
Current period gross write offs	$7	5	1	2	1	-	$16	$20

8. Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid corporate insurance	$127	$117
Prepaid software services and support	368	122
Prepaid employee insurance premiums	179	30
Prepaid Nasdaq listing fee	15	15
User group meeting	174	-
Other prepaid expenses	128	147
Total prepaid expenses	$991	$431

9. Property and Equipment and Property and Equipment, Held for Sale

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Building	$-	$2,000
Land	-	500
Computer and office equipment	2,735	2,726
Computer software	647	576
Internal-use software	14	14
Furniture and fixtures	74	75
Vehicles	143	130
Leasehold improvements	15	15
Less: accumulated depreciation	(2,872)	(2,721)
Total property and equipment, net	$756	$3,315

Property and equipment, held for sale

In March 2023, the Company’s committed to and commenced a plan to sell our corporate headquarters land and building located in Tempe, Arizona. On May 16, 2023, the Company entered into a Purchase and Sale Agreement with Nectar Equities, LLC, an independent third-party, for the sale of our corporate headquarters land and building. The Company classified the corporate headquarters land and building as property and equipment, held for sale on the condensed consolidated balance sheet as of June 30, 2023. The sale closed on August 9, 2023, for a purchase price of $4.0 million. The proceeds from the sale were used to repay the outstanding note payable with Bank of America, N.A. of $1.8 million, closing costs and commissions of approximately $208, generating approximately $2.0 million in net proceeds from the sale. In connection with the sale of the land and building, we entered into a lease agreement to leaseback the property for an initial term of eighteen full calendar months, see Note 16 – Leases for additional details of the leaseback agreement.

Depreciation and amortization expense is included in general and administrative expenses and totaled $94 and $74 for the three months ended September 30, 2023 and 2022, respectively, and $318 and $213 for the nine months ended September 30, 2023 and 2022, respectively. In connection with the sale of our corporate headquarters, accumulated amortization of $167 was removed.

10. Intangible Assets and Goodwill

Acquired intangible assets subject to amortization consist of the following (in thousands):

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$26,073	$(4,708)	$21,365	$26,073	$(3,052)	$23,021
Developed technologies	4,900	(2,055)	2,845	4,900	(1,410)	3,490
Trademark and trade names	400	(262)	138	400	(186)	214
Total acquired intangible assets	$31,373	$(7,025)	$24,348	$31,373	$(4,648)	$26,725

As of September 30, 2023, the weighted average remaining useful life for customer relationships was 13.6 years, developed technologies was 3.9 years, and trademarks and trade names was 1.9 years.

Amortization expense for customer relationships intangible assets is included in sales and marketing expenses and totaled $552 and $299 for the three months ended September 30, 2023 and 2022, respectively and $1,630 and $896 for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense for developed technologies intangible assets is included in cost of software solutions revenue and totaled $215 and $221 for the three months ended September 30, 2023 and 2022, respectively and $645 and $662 for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense for trademark and trade name intangible assets is included in general and administrative expenses and totaled $25 and $31 for the three months ended September 30, 2023 and 2022, respectively and $102 and $91 for the nine months ended September 30, 2023 and 2022, respectively.

                As of September 30, 2023, annual amortization of definite lived intangible assets, based on existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Year ending December 31,
2023 remaining	$793
2024	3,028
2025	2,770
2026	2,457
2027	2,202
Thereafter	13,098
Total	$24,348

The following table provides a summary of changes in the carrying amounts of goodwill (in thousands):

Goodwill
Balance at January 1, 2022	$36,972
Allegiant Networks business acquisition	5,091
Impairment	(32,609)
Balance at December 31, 2022	$9,454
Additions	-
Balance at September 30, 2023	$9,454

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

11. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued wages and benefits	$1,963	$2,427
Accrued accounts payable	1,261	987
Accrued sales and telecommunications taxes	1,144	846
Product warranty liability	77	55
Credit cards	278	259
Other	330	316
Total accrued expenses	$5,053	$4,890

The changes in aggregate product warranty liabilities for the year ended December 31, 2022 and the nine months ended September 30, 2023 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2022	$50
Accrual for warranties	55
Adjustments related to pre-existing warranties	(26)
Warranty settlements	(24)
Balance at December 31, 2022	55
Accrual for warranties	38
Warranty settlements	(16)
Balance at September 30, 2023	$77

Product warranty expense is included in cost of product revenue expense and totaled $11 and $15 for the three months ended September 30, 2023 and 2022, respectively and $38 and $43 for the nine months ended September 30, 2023 and 2022, respectively.

12. Notes Payable

Notes payable consists of a short and long-term financing arrangements:

	September 30,	December 31,
	2023	2022
Notes payable	$1,160	$3,025
Less: current notes payable	(452)	(420)
Notes payable, net of current portion	$708	$2,605

On February 27, 2023, we entered into a promissory note with CrossFirst Bank in the amount of $278. The promissory note has a term of three (3) years with monthly payments of Eight Thousand Five Hundred Forty-Three and 12/100 Dollars ($8,543.12), including interest of 6.58%, beginning on March 27, 2023. Additionally, the promissory note is subject to certain financial covenants.

On November 1, 2022, as part of the acquisition of Allegiant Networks, we entered into a promissory note with the seller in the amount of $1.1 million. The loan agreement has a term of three (3) years with quarterly payments of Ninety-Eight Thousand Three Hundred Eighty and 54/100 Dollars ($98,380.54), including interest at 4.00%, beginning on April 1, 2023.

As part of the November 1, 2022 acquisition of Allegiant Networks, we assumed two promissory notes with CrossFirst Bank. One loan agreement for $125 has a term of three (3) years with monthly payments of Three Thousand Seven Hundred Seven and 62/100 Dollars ($3,707.62), including interest of 4.25%, beginning on October 30, 2020. On February 27, 2023, the balance of this note was paid off and added to the promissory note with CrossFirst Bank. The second loan agreement for $150 has a term of three (3) years with monthly payments of Four Thousand Four Hundred Sixty-Six and 08/100 Dollars ($4,466.08), including interest of 4.50%, beginning on September 1, 2021. On February 27, 2023, the balance of this note was paid off and added to the promissory note with CrossFirst Bank.

On January 27, 2020, we entered into a Fixed Rate Term Loan Agreement with Bank of America, N.A. to finance $2.0 million to purchase our corporate office building. The Loan Agreement had a term of seven (7) years with monthly payments of Eleven Thousand Eight Hundred Forty-One and 15/100 Dollars ($11,841.15), including interest of 3.67%, beginning on March 1, 2020, secured by the office building. On August 9, 2023, the Company entered into a sale leaseback agreement and used a portion of the proceed to repay the note payable in full.

As of September 30, 2023, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2023 remaining	$111
2024	457
2025	478
2026	114
2027	-
2028 and thereafter	-
Total	$1,160

13. Line of Credit

The Company maintains a line of credit with a maximum principal amount of $700, payable upon demand. The line of credit expires on February 27, 2024. The line of credit bears interest at 0.50% over the Wall Street Journal Prime Rate. As of September 30, 2023, there was an outstanding balance of $0, and $700 remained available for borrowing. The line of credit is collateralized by all Company assets and subject to certain financial covenants.

14. Fair Value Measurements

We have financial instruments as of September 30, 2023 and December 31, 2022 for which the fair value is summarized below (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$3,873	$3,873	$3,297	$3,297
Equipment financing receivables	2,482	2,482	1,890	1,890
Liabilities:
Finance lease obligations	$117	$117	$193	$193
Notes payable	1,160	1,114	3,025	2,724

We have no liabilities for which fair value is recognized in the balance sheet on a recurring basis as of September 30, 2023 and December 31, 2022.

15. Income Taxes

Our effective tax rate for the three months ended September 30, 2023 and 2022 was 1.9% and (4.4%), respectively, which resulted in an income tax benefit/(provision) of $(33) and $32, respectively. Our effective tax rate for the nine months ended September 30, 2023 and 2022 was (23.7%) and (10.1%), respectively, which resulted in an income tax benefit/(provision) of $(81) and $315, respectively.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more-likely-than-not that such assets will not be realized. In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods by jurisdiction, unitary versus stand-alone state tax filings, our experience with loss carryforwards expiring unutilized, and all tax planning alternatives that may be available. As of December 31, 2022, management reviewed the weight of all the positive and negative evidence available. Management reviewed negative evidence such as three years of cumulative pretax loss in the U.S. federal tax jurisdiction, and positive evidence such as projections of future pretax income and the duration of statutory carry-forward periods. As of December 31, 2022, the Company had a cumulative pretax loss for the three-year lookback, which is considered significant objectively verifiable negative evidence. Management also evaluated projections of future pretax income and the duration of statutory carry-forward periods to determine if the net operating loss carryforwards could be utilized in whole or in part before they expire unutilized. Forecasts and projections of future income are inherently subjective and therefore generally are given less weight, based on the extent to which the assumptions can be objectively verified based on historical experience. Although historical trends utilized in our projections are objectively verifiable we assigned less weight to this positive evidence given the subjective nature of assumptions in projections. Management reviewed negative evidence related to experience of credits and loss carryforwards expiring unutilized, and determined that although negative evidence exists, it was not significant evidence, as the current loss carryforwards do not begin to expire until 2032 and therefore risk is minimal. After reviewing the weight of the positive and negative evidence, management determined that the positive evidence was not sufficient enough to overcome the negative evidence of cumulative pretax losses for the three year lookback to conclude that it is more likely than not that deferred tax assets of $3,179 are realizable. Therefore, a valuation allowance of $3,179 was recorded against our gross deferred tax asset balance as of September 30, 2023 and December 31, 2022.

16. Leases

Lessee Accounting

We determine if an agreement is a lease at inception. We lease office space, data center colocation space, other assets, and office equipment under operating leases. We lease data center equipment, including maintenance contracts and vehicles under finance leases.

Operating leases are recorded as “ROU” assets and lease liabilities on the balance sheet, excluding leases that are less than 12 months. ROU assets represent our right to use the leased asset for the lease term and lease liabilities represent our obligation to make lease payments. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate at the commencement date to determine the present value of lease payments. The operating lease ROU assets also include any lease payments made and exclude lease incentives. The Company’s lease agreements do not contain any variable lease payments, material residual value guarantees or any restrictive covenants. Our lease terms may include options, at our sole discretion, to extend or terminate the lease. Lease expense is recognized on a straight-line basis over the lease term.

We currently lease office space in Tempe, Arizona under a non-cancelable operating lease agreement that expires in 2025. On August 9, 2023, in connection with the sale of our corporate office building and land, we entered into a lease agreement to leaseback the property. The operating lease agreement has an initial term of eighteen full calendar months, with an option to terminate the lease on the last day of the twelfth full calendar month with a sixty-day notice. The operating lease agreement includes fixed fees for property tax, insurance, and common area maintenance (CAM). We account for the lease components and non-lease components such as fixed fee property tax and insurance charges as a single lease component. The CAM charges are considered a separate non-lease component of the lease agreement and are excluded from the measurement of the lease liability. We utilized our incremental borrowing rate of 6.58% to determine the present value of lease payments to determine our lease liability. Rental expense for the three months ended September 30, 2023 and 2022 was approximately $40 and $0, respectively and for the nine months ended September 30, 2023 and 2022 was $40 and $0, respectively.

We currently lease office space in Reston, Virginia under a non-cancelable operating lease agreement that expires in 2025. The operating lease contains customary escalation clauses. Rental expense for the three months ended September 30, 2023 and 2022 was approximately $13 and for the nine months ended September 30, 2023 and 2022 was $26 and $37, respectively.

We leased office space in La Jolla, California under a non-cancelable operating lease agreement that expired on December 31, 2022.  The operating lease contained customary escalation clauses. Rental expense for the three months ended September 30, 2023 and 2022 was approximately $0 and $90, respectively and for the nine months ended September 30, 2023 and 2022 was $0 and $269, respectively.

We currently lease office space in San Diego, California under a non-cancelable operating lease agreement that expires in 2023. Rental expense for the three months ended September 30, 2023 and 2022 was approximately $21 and $0, respectively and for the nine months ended September 30, 2023 and 2022 was $63 and $0, respectively.

We currently lease office space in Overland Park, Kansas under a non-cancelable operating lease agreement that expires in 2027. The operating lease contains customary escalation clauses. Rental expense for the three months ended September 30, 2023 and 2022 was approximately $55 and $0, respectively and for the nine months ended September 30, 2023 and 2022 was $144 and $0, respectively.

We currently lease other assets under multiple operating leases. The leases expire on various dates through 2027 and the interest rates range from 3% to 15.74%. The expense is included in cost of product expenses and totaled approximately $23 and $21 for the three months ended September 30, 2023 and 2022, respectively and for the nine months ended September 30, 2023 and 2022 was $64 and $58, respectively.

We currently lease data center colocation space in Grand Rapids, Michigan, Las Vegas, Nevada, Dallas, Texas and Lenexa, Kansas, under non-cancelable operating lease agreements that expire in 2024. Rental expense for the three months ended September 30, 2023 and 2022 was approximately $83 and $36, respectively and for the nine months ended September 30, 2023 and 2022 was $257 and $107, respectively.

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The Company leases equipment and support under finance lease agreements which extends through 2026. The Company also leases two vehicles under financing agreements that ended in 2022. The outstanding balance for finance leases was $117 and $193 as of September 30, 2023 and December 31, 2022, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $486 as of September 30, 2023 and December 31, 2022. Related accumulated depreciation totaled $319 and $190 as of September 30, 2023 and December 31, 2022, respectively. The $40 in support contracts were classified as a prepaid expense and are being amortized over the service period of three years. One support contract expired in January 2021 and the other expires in June 2024. Amortization expense is included in general and administrative expenses and totaled $1 for the three months ended September 30, 2023 and 2022, and for the nine months ended September 30, 2023 and 2022 was $4. The interest rates on the finance lease obligations range from 1.37% and 15.74% and interest expense was $1 and $2 for the three months ended September 30, 2023 and 2022, respectively and for the nine months ended September 30, 2023 and 2022 was $3 and $6, respectively.

The maturity of operating leases and finance lease liabilities as of September 30, 2023, are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2023 remaining	$201	$19
2024	601	77
2025	205	21
2026	179	3
2027	134	-
Total minimum lease payments	1,320	120
Less: amount representing interest	(78)	(3)
Present value of minimum lease payments	$1,242	$117

Lease term and discount rate	September 30, 2023
Weighted-average remaining lease term (years)
Operating leases	2.7
Finance leases	1.6
Weighted-average discount rate
Operating leases	4.8%
Finance leases	2.3%

Nine Months Ended September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$470
Operating cash flows from finance leases	5
Financing cash flows from finance leases	(2,143)

17. Commitments and Contingencies

Annual Employee Bonus Plan Accrual

We utilize incentive bonuses to reward performance achievements, which provides potential annual cash bonus awards to Company employees, including Named Executive Officers (“NEOs”). Under the Bonus Plan, the Compensation Committee of the Board of Directors of the Company (the “Board”) has established a bonus pool of $800, for our NEOs and executive management team for the year ending December 31, 2023. The Board established a bonus pool of $240 for our non-executive employees, for the year ending December 31, 2023. Participants will be eligible to receive cash bonus awards based upon annual performance targets established by the Compensation Committee for the year ending December 31, 2023, relating to one or more of the following performance targets; annual revenue, Adjusted EBITDA, cash balance and our stock price measured at the end of the Company’s fiscal year. Awards will be paid on a tiered scale based upon actual performance as a percentage of the performance targets with a floor and cap. Payments for individual performance targets met or exceeded are payable, whether or not all performance targets are met, consistent with the weighted amounts for each performance target within the bonus pools. Bonus awards for NEOs and executive management will be weighted 30% on annual revenue, 30% on Adjusted EBITDA, 30% on cash balance, and 10% on the Company’s stock price. No bonus will be awarded for any performance target for which actual performance is less than 90% of target. At 90% or greater actual performance relative to the target, 50% of the weighted bonus amount apportioned for the performance target is payable. From 90% to 100% actual performance relative to the target, the remaining 50% of the weighted bonus amount is awarded pro rata with the percentage of actual performance exceeding 90% of target (i.e., each 1% excess over 90% of performance target equals 5% of the weighted bonus amount payable). If actual performance reaches 110% of performance target or greater for any individual performance target, then an additional 10% of the amount apportioned to that performance target will be payable as an additional bonus. Based on our financial performance as of September 30, 2023, management determined that the achievement of 90% of the annual revenue, Adjusted EBITDA and cash balance performance targets are probable at this time. Based on management’s estimate, the Company recorded a $488 employee bonus plan accrual, which is included in accrued expenses in the accompanying consolidated balance sheet at September 30, 2023. It is reasonably possible that one or multiple of the performance targets may be achieved at higher than 90% and additional accruals may be necessary.

Legal Proceedings

In the ordinary course of business, the Company may be involved in a variety of claims, lawsuits, investigations, and other proceedings, including patent infringement claims, employment litigation, regulatory compliance matters, and contractual disputes, that can arise in the normal course of the Company's operations. The Company recognizes a provision when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts the amount of the provision to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. As of September 30, 2023, the Company does not have a recorded liability for estimated losses. Legal costs are expensed as incurred.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Cloud telecommunications services	$9,183	$5,233	$26,306	$15,371
Software solutions	4,691	3,875	12,729	10,741
Consolidated revenue	13,874	9,108	39,035	26,112

Income/(loss) from operations:
Cloud telecommunications services	73	(639)	(1,312)	(2,236)
Software solutions	291	95	(415)	(553)
Total operating income/(loss)	364	(544)	(1,727)	(2,789)
Other income/(expense), net:
Cloud telecommunications services	1,425	(17)	1,360	(52)
Software solutions	(52)	(167)	25	(286)
Total other income/(expense), net	1,373	(184)	1,385	(338)
Income/(loss) before income tax provision:
Cloud telecommunications services	1,498	(656)	48	(2,288)
Software solutions	239	(72)	(390)	(839)
Income/(loss) before income tax provision	$1,737	$(728)	$(342)	$(3,127)

Depreciation and amortization for the cloud telecommunications services segment was $381 and $115 for the three months ended September 30, 2023 and 2022, respectively and $1,176 and $344 for the nine months ended September 30, 2023 and 2022, respectively. Depreciation and amortization for the software solutions segment was $506 and $509 for the three months ended September 30, 2023 and 2022, respectively and $1,520 and $1,518 for the nine months ended September 30, 2023 and 2022, respectively.

Interest income for the cloud telecommunications services segment was $0 for the three and nine months ended September 30, 2023 and 2022. Interest income for the software solutions segment was $0 for the three and nine months ended September 30, 2023 and 2022.

Interest expense for the cloud telecommunications services segment was $36 and $19 for the three months ended September 30, 2023 and 2022, respectively and $111 and $57 for the nine months ended September 30, 2023 and 2022, respectively.  Interest expense for the software solutions segment was $0 for the three and nine months ended September 30, 2023 and 2022.

The Company operates in two geographic areas, the United States and international. Revenue by geography is based on the location of the customer from which the revenue is earned. Revenue by geographic location is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$12,862	$8,661	$36,984	$25,116
International	1,012	447	2,051	996
Total revenue	$13,874	$9,108	$39,035	$26,112

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

OUR SERVICES AND PRODUCTS

Our solution was recently recognized as the fastest growing UCaaS platform in the United States. By providing a variety of comprehensive and scalable solutions, we are able to cater to businesses of all sizes on a monthly subscription basis without the need for expensive capital investments, regardless of where their business is in its lifecycle. Our products and services can be categorized in the following offerings:

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

Software Solutions – Our software solutions offering provides a comprehensive suite of unified communications (UC), video conferencing, collaboration & contact center solutions. Our platform enables service providers to customize packages with unprecedented levels of flexibility, profitability, and ease of use.

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

Results of Consolidated Operations (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service revenue	$7,517	$4,473	$21,983	$13,427
Software solutions revenue	4,691	3,875	12,729	10,741
Product revenue	1,666	760	4,323	1,944
Total revenue	$13,874	$9,108	$39,035	$26,112
Income/(loss) before income taxes	1,737	(728)	(342)	(3,127)
Income tax benefit/(provision)	(33)	32	(81)	315
Net income/(loss)	1,704	(696)	(423)	(2,812)
Basic earnings per share	$0.07	$(0.03)	$(0.02)	$(0.13)
Diluted earnings per share	$0.06	$(0.03)	$(0.02)	$(0.13)

Three months ended September 30, 2023 compared to three months ended September 30, 2022

Total Revenue

Total revenue consists of service revenue, software solutions revenue and product revenue. The following table reflects our total revenue for the three months ended September 30, 2023, compared to the three months ended September 30, 2022:

	Three Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Total revenue	$13,874	$9,108	$4,766	52%

The increase in total revenue is due to an increase in service revenue of $3,044, an increase in product revenue of $906, and an increase in software solutions revenue of $816. Our November 1, 2022 acquisition of Allegiant Networks contributed $2,651 of the increase in service revenue and $717 of the increase in product revenue for the three months ended September 30, 2023.

Income/(Loss) Before Income Taxes

The following table reflects our income/(loss) before income taxes for the three months ended September 30, 2023, compared to the three months ended September 30, 2022:

	Three Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Income/(loss) before income taxes	$1,737	$(728)	$2,465	339%

The change from a loss before income taxes to income before income taxes is primarily related to an increase in revenue of $4,766, of which our recent acquisition of Allegiant Networks contributed $3,368 of the increase in revenue for the three months ended September 30, 2023, an increase in other income of $1,557 primarily related to the gain on the sale of our corporate headquarters located in Tempe, Arizona of $1,459, offset by an increase in operating expenses of $3,858. The increase in operating expenses is primarily related to $3,131 of additional operating expenses contributed by our November 1, 2022 acquisition of Allegiant Networks.

Income Tax Benefit/(Provision)

The following table reflects our income tax benefit for the three months ended September 30, 2023, compared to the three months ended September 30, 2022:

	Three Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Income tax benefit/(provision)	$(33)	$32	$(65)	-203%

We had an income tax provision of $(33) for the three months ended September 30, 2023 compared to an income tax benefit of $32 for the three months ended September 30, 2022. We had income/(loss) before income tax for the three months ended September 30, 2023 and 2022 of $1,737 and $(728), respectively.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Total Revenue

Total revenue consists of service revenue, software solutions revenue and product revenue. The following table reflects our service revenue for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Total revenue	$39,035	$26,112	$12,923	49%

The increase in total revenue is due to an increase in service revenue of $8,556, an increase in product revenue of $2,379, and an increase in software solutions revenue of $1,988.  Our November 1, 2022 acquisition of Allegiant Networks contributed $7,807 of the increase in service revenue and $1,885 of the increase in product revenue for the nine months ended September 30, 2023.

Loss Before Income Taxes

The following table reflects our loss before income taxes for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Loss before income taxes	$(342)	$(3,127)	$2,785	89%

The decrease in loss before income taxes is primarily related to an increase in revenue of $12,923, of which our recent acquisition of Allegiant Networks contributed $9,692 of the increase in revenue for the nine months ended September 30, 2023, an increase in other income of $1,723 primarily related to the gain on the sale of our corporate headquarters located in Tempe, Arizona of $1,459, offset by an increase in operating expenses of $11,861. The increase in operating expenses is primarily related to $9,853 of additional operating expenses contributed by our November 1, 2022 acquisition of Allegiant Networks.

Income Tax Benefit

The following table reflects our income tax benefit for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Income tax benefit/(provision)	$(81)	$315	$(396)	-126%

We had an income tax provision of $(81) for the nine months ended September 30, 2023 compared to an income tax benefit of $315 for the nine months ended September 30, 2022. We had a loss before income tax for the nine months ended September 30, 2023 and 2022 of $(342) and $(3,127), respectively.

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

                In our November 9, 2023 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income, EBITDA and Adjusted EBITDA. The terms Non-GAAP net income, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income/(loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Loss to Non-GAAP Net Income

(Unaudited, in thousands, except for per share and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
U.S. GAAP net income/(loss)	$1,704	$(696)	$(423)	$(2,812)
Share-based compensation	843	851	3,112	2,762
Acquisition related expenses	-	8	1	31
Amortization of intangible assets	793	550	2,377	1,649
Non-GAAP net income	$3,340	$713	$5,067	$1,630

Non-GAAP earnings per common share:
Basic	$0.13	$0.03	$0.20	$0.07
Diluted	$0.12	$0.03	$0.18	$0.06

Weighted-average common shares outstanding:
Basic	25,995,507	22,620,703	25,901,686	22,439,575
Diluted	27,682,764	25,285,848	27,544,993	25,491,062

Reconciliation of U.S. GAAP Net Loss to EBITDA to Adjusted EBITDA

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
U.S. GAAP net income/(loss)	$1,704	$(696)	$(423)	$(2,812)
Depreciation and amortization	887	623	2,695	1,862
Interest expense	36	19	111	57
Gain on the sale of property and equipment	(1,459)	-	(1,459)	-
Other, net	50	165	(37)	281
Income tax provision/(benefit)	33	(32)	81	(315)
EBITDA	1,251	79	968	(927)
Acquisition related expenses	-	8	1	31
Share-based compensation	843	851	3,112	2,762
Adjusted EBITDA	$2,094	$938	$4,081	$1,866

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

Operating Results of our Cloud Telecommunications Services Segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Cloud Telecommunications Services	2023	2022	2023	2022
Service revenue	$7,517	$4,473	$21,983	$13,427
Product revenue	1,666	760	4,323	1,944
Total revenue	$9,183	$5,233	$26,306	$15,371
Operating expenses:
Cost of service revenue	$3,173	$1,375	$9,312	$4,249
Cost of product revenue	923	453	2,643	1,142
Selling and marketing	2,467	1,704	7,567	4,963
General and administrative	2,230	2,056	7,189	6,355
Research and development	317	284	907	898
Total operating expenses	9,110	5,872	27,618	17,607
Operating income/(loss)	73	(639)	(1,312)	(2,236)
Other income/(expense)	1,425	(17)	1,360	(52)
Loss before tax benefit/(provision)	$1,498	$(656)	$48	$(2,288)

Three months ended September 30, 2023 compared to three months ended September 30, 2022

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, managed IT service, administrative fees, and website hosting services. The following table reflects our service revenue for the three months ended September 30, 2023, compared to the three months ended September 30, 2022:

	Three Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Service revenue	$7,517	$4,473	$3,044	68%

The increase in service revenue is due to an increase in telecommunications services fees of $2,468, an increase in one-time fees, commissions and other of $474, an increase in fees, commissions, and other, recognized over time of $56, and an increase in sales-type lease interest of $46. Our November 1, 2022 acquisition of Allegiant Networks, contributed $2,651 of the total increase in service revenue. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices, third-party equipment, and device as a service. The following table reflects our product revenue for the three months ended September 30, 2023, compared to the three months ended September 30, 2022:

	Three Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Product revenue	$1,666	$760	$906	119%

Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. Additionally, product revenue can fluctuate due to the allocation of discounts or sales promotions across the performance obligations. The increase in product revenue is primarily related to additional product revenue of $717 contributed by our November 1, 2022 acquisition of Allegiant Networks during the three months ended September 30, 2023 and an increase in organic product revenue of $189.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2023 and 2022. Backlog increased 43%, or $13,051 to $43,114 as of September 30, 2023 as compared to $30,063 as of September 30, 2022. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of July 1, 2023 and 2022, and September 30, 2023 and 2022, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of July 1, 2023	$35,752
Cloud Telecommunications backlog as of September 30, 2023	$43,114

Cloud Telecommunications backlog as of July 1, 2022	$29,452
Cloud Telecommunications backlog as of September 30, 2022	$30,063

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, customer support salaries, benefits, bonuses, and share-based compensation. The following table reflects our cost of service revenue for the three months ended September 30, 2023, compared to the three months ended September 30, 2022:

	Three Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Cost of service revenue	$3,173	$1,375	$1,798	131%

The increase in cost of service revenue was primarily related to additional cost of service revenue of $1,595 contributed by our November 1, 2022 acquisition of Allegiant Networks during the three months ended September 30, 2023. Additionally, we had an increase in third-party telecommunications carrier costs of $112, a $90 increase in salaries, benefits, bonuses, and share-based compensation related to increases in headcount to assist with the migration of our customers to our new VIP platform and the accrual of our annual employee bonuses, and an increase in other cost of service revenue of $1.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the three months ended September 30, 2023, compared to the three months ended September 30, 2022:

	Three Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Cost of product revenue	$923	$453	$470	104%

The increase is primarily related to an increase of $101 from our organic product revenue growth and additional cost of product revenue of $369 contributed by our November 1, 2022 acquisition of Allegiant Networks during the three months ended September 30, 2023.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries, benefits, bonuses, and share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the three months ended September 30, 2023, compared to the three months ended September 30, 2022:

	Three Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Selling and marketing	$2,467	$1,704	$763	45%

The increase in selling and marketing expense is primarily related to additional selling and marketing expense of $622 contributed by our November 1, 2022 acquisition of Allegiant Networks during the three months ended September 30, 2023 and an increase in commission expense of $146 directly related to the increase in revenue, offset by a decrease in other selling and marketing expenses of $5.

General and Administrative

General and administrative expenses consist of salaries, benefits, bonuses, and share-based compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, depreciation, amortization of intangibles, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended September 30, 2023, compared to the three months ended September 30, 2022:

	Three Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
General and administrative	$2,230	$2,056	$174	8%

The increase in general and administrative expenses is primarily related to additional general and administrative expense of $546 contributed by our November 1, 2022 acquisition of Allegiant Networks during the three months ended September 30, 2023, offset by a decrease in administrative salaries, benefits, bonuses, and share-based compensation of $314 related to a decrease in share-based compensation and the reclassification of salary, wages, and benefits to the Software Solutions segment, offset by an increase in expenses for the accrual of annual employee bonuses, and a decrease in other general and administrative expenses of $58.

Research and Development

Research and development expenses primarily consist of salaries, benefits, bonuses, and share-based compensation, and outsourced engineering services related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the three months ended September 30, 2023, compared to the three months ended September 30, 2022:

	Three Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Research and development	$317	$284	$33	12%

The increase in research and development expenses is primarily related to an increase in salaries, benefits, bonuses, and share-based compensation of $30 and an increase in costs for maintenance on our mobile applications and other development costs of $3.

Other Income/(Expense)

Other income/(expense) primarily relates to the gain or loss on the disposal of property and equipment, interest expense, and net foreign exchange gains or losses, offset by credit card cash back rewards. The following table reflects our other income/(expense) for the three months ended September 30, 2023, compared to the three months ended September 30, 2022:

	Three Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Other income/(expense)	$1,425	$(17)	$1,442	8482%

The increase in other income/(expense) is primarily related to the gain on the sale of our corporate headquarters located in Tempe, Arizona of $1,459.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, managed IT service, administrative fees, and website hosting services. The following table reflects our service revenue for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Service revenue	$21,983	$13,427	$8,556	64%

The increase in service revenue is due to an increase in telecommunications services fees of $7,195, an increase in one-time fees, commissions and other of $1,120, an increase in fees, commissions, and other, recognized over time of $123, and an increase in sales-type lease interest of $118. Our November 1, 2022 acquisition of Allegiant Networks, contributed $7,807 of the total increase in service revenue. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices, third-party equipment, and device as a service. The following table reflects our product revenue for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Product revenue	$4,323	$1,944	$2,379	122%

Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. Additionally, product revenue can fluctuate due to the allocation of discounts or sales promotions across the performance obligations. The increase in product revenue is primarily related to additional product revenue of $1,885 contributed by our November 1, 2022 acquisition of Allegiant Networks during the nine months ended September 30, 2023, and an increase in organic product revenue of $494.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2023 and 2022. Backlog increased 43%, or $13,051 to $43,114 as of September 30, 2023 as compared to $30,063 as of September 30, 2022. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of January 1, 2023 and 2022, and September 30, 2023 and 2022, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of January 1, 2023	$32,016
Cloud Telecommunications backlog as of September 30, 2023	$43,114

Cloud Telecommunications backlog as of January 1, 2022	$30,190
Cloud Telecommunications backlog as of September 30, 2022	$30,063

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, customer support salaries, benefits, bonuses, and share-based compensation. The following table reflects our cost of service revenue for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Cost of service revenue	$9,312	$4,249	$5,063	119%

The increase in cost of service revenue was primarily related to additional cost of service revenue of $4,819 contributed by our November 1, 2022 acquisition of Allegiant Networks during the nine months ended September 30, 2023. Additionally, we had a $167 increase in salaries, benefits, bonuses, and share-based compensation related to increases in headcount to assist with the migration of our customers to our new VIP platform and expenses for the accrual of annual employee bonuses, and an increase in third-party telecommunications carrier costs of $112, offset by a decrease in other cost of service revenue of $35.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Cost of product revenue	$2,643	$1,142	$1,501	131%

The increase is primarily related to an increase of $281 from our organic product revenue growth and additional cost of product revenue of $1,220 contributed by our November 1, 2022 acquisition of Allegiant Networks during the nine months ended September 30, 2023.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries, benefits, bonuses, and share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, the production of marketing materials, and sales support software.  The following table reflects our selling and marketing expenses for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Selling and marketing	$7,567	$4,963	$2,604	52%

The increase in selling and marketing expense is primarily related to additional selling and marketing expense of $2,039 contributed by our November 1, 2022 acquisition of Allegiant Networks during the nine months ended September 30, 2023, an increase in commission expense of $464 directly related to the increase in revenue, and an increase in salaries, benefits, bonuses, and share-based compensation of $114, offset by a decrease in other selling and marketing expenses of $13.

General and Administrative

General and administrative expenses consist of salaries, benefits, bonuses, and share-based compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, depreciation, amortization of intangibles, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
General and administrative	$7,189	$6,355	$834	13%

The increase in general and administrative expenses is primarily related to additional general and administrative expense of $1,775 contributed by our November 1, 2022 acquisition of Allegiant Networks during the nine months ended September 30, 2023, offset by a decrease in administrative salaries, benefits, bonuses, and share-based compensation of $849 related to a decrease in share-based compensation and the reclassification of salary, wages, and benefits to the Software Solutions segment, offset by an increase in expenses for the accrual of annual employee bonuses, and a decrease in other general and administrative expenses of $92.

Research and Development

Research and development expenses primarily consist of salaries, benefits, bonuses, and share-based compensation, and outsourced engineering services related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Research and development	$907	$898	$9	1%

The increase in research and development expenses is primarily related to an increase in salaries, wages, benefits, bonuses, and share-based compensation of $49, offset by a decrease in costs for maintenance on our mobile applications and other development costs of $40.

Other Income/(Expense)

Other income/(expense) primarily relates to the gain or loss on the disposal of property and equipment, interest expense, and net foreign exchange gains or losses, offset by credit card cash back rewards. The following table reflects our other income/(expense) for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2022	2022	Dollar Change	Percent Change
Other income/(expense)	$1,360	$(52)	$1,412	2715%

The increase in other income/(expense) is primarily related to the gain on the sale of our corporate headquarters located in Tempe, Arizona of $1,459.

Operating Results of Software Solutions segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Software Solutions	2023	2022	2023	2022
Software solutions revenue	$4,691	$3,875	$12,729	$10,741
Operating expenses:
Cost of software solutions revenue	1,327	1,141	3,805	3,933
Selling and marketing	1,035	1,028	3,357	3,124
General and administrative	1,079	744	3,284	2,451
Research and development	959	867	2,698	1,786
Total operating expenses	4,400	3,780	13,144	11,294
Operating income/(loss)	291	95	(415)	(553)
Other income/(expense)	(52)	(167)	25	(286)
Income/(loss) before tax benefit/(provision)	$239	$(72)	$(390)	$(839)

Three months ended September 30, 2023 compared to three months ended September 30, 2022

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, and professional services. Software licenses are billed by the number of concurrent sessions a partner has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fixes, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training, and implementation as well as custom mobile branding. The following table reflects our service revenue for the three months ended September 30, 2023, compared to the three months ended September 30, 2022:

	Three Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Software solutions revenue	$4,691	$3,875	$816	21%

The increase is primarily related to a $731 increase in recurring software license and maintenance and support subscriptions and an increase in professional services of $99, offset by a decrease in perpetual software license revenue of $14.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2023 and 2022. Backlog increased 52%, or $6,975 to $20,319 as of September 30, 2023 as compared to $13,344 as of September 30, 2022. Below is a table which displays the software solutions segment revenue backlog as of July 1, 2023 and 2022, and September 30, 2023 and 2022, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Software solutions backlog as of July 1, 2023	$15,469
Software solutions backlog as of September 30, 2023	$20,319

Software solutions backlog as of July 1, 2022	$12,669
Software solutions backlog as of September 30, 2022	$13,344

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries, benefits, bonuses, and share-based compensation, amortization expense related to the technology, cost of data-center hosting, third-party software modules and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the three months ended September 30, 2023, compared to the three months ended September 30, 2022:

	Three Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Cost of software solutions revenue	$1,327	$1,141	$186	16%

The increase in cost of service revenue is primarily related to an increase in outside consulting services of $85, an increase in software costs of $51, an increase in salaries, benefits, bonuses and share-based compensation of $43, and an increase in other cost of software solutions revenue of $7.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries, benefits, bonuses, and share-based compensation, commissions, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, amortization expense related to customer relationships intangible asset, and sales support software. The following table reflects our selling and marketing expenses for the three months ended September 30, 2023, compared to the three months ended September 30, 2022:

	Three Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Selling and marketing	$1,035	$1,028	$7	1%

                The increase in selling and marketing expense is primarily related to an increase in salaries, benefits, bonuses, and share-based compensation of $40, offset by a decrease in marketing consultant costs of $24 and a decrease in other selling and marketing expenses of $9.

General and Administrative

General and administrative expenses consist of salaries, benefits, bonuses and share-based compensation for executives and, administrative personnel, amortization of intangible asset related to trademarks and trade names, legal, rent, equipment, accounting and other professional services, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended September 30, 2023, compared to the three months ended September 30, 2022:

	Three Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
General and administrative	$1,079	$744	$335	45%

                The increase in general and administrative expenses is primarily related to the reclassification of salaries and benefits from the Cloud Telecommunication Services segment of $260 after carefully reviewing expenses that related to the Software Solutions segment and an increase of other general and administrative costs of $75.

Research and Development

Research and development expenses primarily consist of salaries, benefits, bonuses, and share-based compensation, and outsourced engineering services related to the development of our software solutions. The following table reflects our research and development expenses for the three months ended September 30, 2023, compared to the three months ended September 30, 2022:

	Three Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Research and development	$959	$867	$92	11%

The increase in research and development expenses is primarily related to an increase in outside consulting services of $63, an increase in salaries, benefits, bonuses, and share-based compensation of $32, offset by a decrease in other research and development expenses of $3.

Other Income/(Expense)

Other expense primarily relates to interest expense, net foreign exchange gains or losses, and other income and expenses. The following table reflects our other expense for the three months ended September 30, 2023, compared to the three months ended September 30, 2022:

	Three Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Other income/(expense)	$(52)	$(167)	$115	69%

The increase in other income/(expense) is primarily related to an increase in foreign exchange gains of $115.

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, and professional services. Software licenses are billed by the number of concurrent sessions a partner has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fixes, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training, and implementation as well as custom mobile branding. The following table reflects our service revenue for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Software solutions revenue	$12,729	$10,741	$1,988	19%

The increase is primarily related to an increase in recurring software license revenue and maintenance and support subscriptions revenue of $1,556, an increase in perpetual software license revenue of $268, and an increase in professional services of $164.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2023 and 2022. Backlog increased 52%, or $6,975 to $20,319 as of September 30, 2023 as compared to $13,344 as of September 30, 2022. Below is a table which displays the software solutions segment revenue backlog as of July 1, 2023 and 2022, and September 30, 2023 and 2022, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Software solutions backlog as of January 1, 2023	$14,830
Software solutions backlog as of September 30, 2023	$20,319

Software solutions backlog as of January 1, 2022	$13,034
Software solutions backlog as of September 30, 2022	$13,344

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries, benefits, bonuses, and share-based compensation, amortization expense related to the technology, cost of data-center hosting, third-party software modules and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Cost of software solutions revenue	$3,805	$3,933	$(128)	-3%

The decrease in cost of service revenue is primarily related to the reclassification of $452 of research and development expenses out of cost of service revenue after carefully reviewing operating expenses that qualify as research and development operating expenses, offset by an increase in software costs of $132, an increase in outside consulting services of $85, an increase in salaries, benefits, bonuses, and share-based compensation of $43, and an increase in other cost of software solutions revenue of $64.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries, benefits, bonuses, and share-based compensation, commissions, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, amortization expense related to customer relationships intangible asset, and sales support software. The following table reflects our selling and marketing expenses for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Selling and marketing	$3,357	$3,124	$233	7%

The increase in selling and marketing expense is primarily related to an increase in salaries, benefits, bonuses, and share-based compensation of $218 related to an increase in headcount and expenses for the accrual of annual employee bonuses, and an increase in commission expense of $104 directly related to the increase in revenue, offset by a decrease in marketing consultants costs of $74 and a decrease in other selling and marketing costs of $15.

General and Administrative

General and administrative expenses consist of salaries, benefits, bonuses and share-based compensation for executives and, administrative personnel, amortization of intangible asset related to trademarks and trade names, legal, rent, equipment, accounting and other professional services, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
General and administrative	$3,284	$2,451	$833	34%

                The increase in general and administrative expenses is primarily related to the reclassification of salaries and benefits from the Cloud Telecommunication Services segment of $812 after carefully reviewing expenses that related to the Software Solutions segment, an increase in share-based compensation of $64, and an increase in other general and administrative expenses of $50, offset by a decrease in general and administrative expenses relating to the reclassification of research and development expenses out of general and administrative expenses after carefully reviewing expenses that qualify of $93.

Research and Development

Research and development expenses primarily consist of salaries, benefits, bonuses, and share-based compensation, and outsourced engineering services related to the development of our software solutions. The following table reflects our research and development expenses for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Research and development	$2,698	$1,786	$912	51%

The increase in research and development expenses is primarily related to the reclassification of research and development expenses out of cost of service revenue of $452 and out of general and administrative expense of $93, after carefully reviewing expenses that qualify as research and development operating expenses, an increase in salaries, benefits, bonuses, and share-based compensation of $263 related to an increase in headcount, salary increases, and the 2023 annual bonus plan accrual, an increase in outside consulting services of $63, and an increase in other research and development expenses of $41.

Other Income/(Expense)

Other income/(expense) primarily relates to interest expense, net foreign exchange gains or losses, and other income and expenses. The following table reflects our other expense for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Other income/(expense)	$25	$(286)	$311	109%

The increase in other income/(expense) is primarily related to an increase in foreign exchange gains of $231, and an increase in other income of $80.

Liquidity and Capital Resources

Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We finance our operations primarily through services, software solutions, and product sales to our customers. As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $7,737 and $5,475, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment, asset acquisitions, business combinations, and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

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

Operating Activities

Cash provided by or used in operating activities is driven by our net loss, adjustments to reconcile to net cash provided by or used in operating activities, the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business. The following table reflects our net cash used in operating activities for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Net cash provided by/(used in) operating activities	$887	$(2,665)	$3,552	133%

The net cash provided by operations was primarily driven by our net loss for the nine months ended September 30, 2023 of $423, a decrease in inventories of $207, and a decrease in other assets of $210, offset by an increase in contract costs of $994, an increase in equipment financing receivables of $770, an increase in trade receivables of $584, an increase in prepaid expenses of $560, a decrease in contract liabilities of $409, and a decrease in accounts payable and accrued expenses of $169, offset by non-cash expenses for depreciation and amortization of $2,695, share-based compensation of $3,117, and a gain on disposal of property and equipment of $1,459.

The net cash used in operations for the nine months ended September 30, 2022, was primarily driven by our net loss for the nine months period of $2,812, an increase in accounts receivable of $1,851, an increase in prepaid expenses of $638, an increase in contract costs of $524, an increase in equipment financing receivables of $425, an increase in income tax receivable of $375, and a decrease in accounts payable and accrued expenses of $742, offset by non-cash expenses for depreciation and amortization and share-based compensation of $1,862 and $2,762, respectively.

Investing Activities

Cash provided by or used in investing activities is driven by the purchase of property and equipment, business combinations, and asset acquisitions. The following table reflects our net cash used in investing activities for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Net cash provided by/(used in) investing activities	$3,792	$(192)	$3,984	2075%

Net cash provided by investing activities for the nine months ended September 30, 2023 primarily relates to the sale of the corporate headquarters located in Tempe, Arizona, which generated $3,792 in proceeds from the sale, offset by the purchases of property and equipment of $92. Net cash used in investing activities for the nine months ended September 30, 2022 primarily relates to the purchase of property and equipment.

Financing Activities

                Cash provided by or used in financing activities is driven by the proceeds from the exercise of options, taxes paid on the net settlement of stock options and RSUs, dividend payments, payment of contingent consideration, proceeds from finance leases and notes payable, repayments made on finance leases and notes payable, proceeds and repayments on line of credit, and proceeds from the issuance of common stock in connection with an offering. The following table reflects our net cash provided by/(used in) financing activities for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022	Dollar Change	Percent Change
Net cash used in financing activities	$(2,324)	$(36)	$(2,288)	-6356%

Net cash used in financing activities for the nine months ended September 30, 2023 primarily relates to the repayments made on notes payable of $2,143, the payments of employee tax withholdings from the net settlement of stock options and RSUs of $264, dividend payments of $130, repayments made on a line of credit of $82, and repayments made on finance leases of $76, offset by proceeds from notes payable of $278 and cash received from the exercise of stock options of $93.

Net cash used in financing activities for the nine months ended September 30, 2022, primarily relates to cash proceeds from the exercise of stock options of $576, offset by the payments of employee tax withholdings related to the net settlement of stock options and RSUs of $135, dividend payments of $336, and repayments of notes payable and finance leases of $141.

Contractual Obligations and Commitments

Except as set forth in Notes 4, 10, and 13 in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Off Balance Sheet Arrangements

As of, September 30, 2023, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Crexendo, Inc.

November 9, 2023	By:	/s/ JEFFREY G. KORN
Jeffrey G. Korn Chief Executive Officer

November 9, 2023	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer

