Form 10-K
period 2023-12-31
Crexendo, Inc.
filed 2024-03-05
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of December 31, 2023 was approximately $49,538.

The number of shares of the registrant’s common stock outstanding as of February 28, 2024 was 26,284,202.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

Cloud Telecommunications Services – Our cloud telecommunications service offering includes hardware, software, and unified IP or cloud technology over any high-speed Internet connection. These services are rendered through a variety of devices and communication solutions for businesses using user interfaces such as a Crexendo branded desktop phones and/or mobile and desktop applications. Some examples of mobile devices are Android cell phones, iPhones, iPads or Android tablets. These services enable our customers to seamlessly communicate with others through phone calls that originate/terminate on our network or PSTN networks. Our cloud telecommunications services are powered by our proprietary implementation of standards based Web and VoIP cloud technologies. Our services use our highly scalable complex infrastructure that we build and manage based on industry standard best practices to achieve greater efficiencies, better quality of service (QoS) and customer satisfaction. Our infrastructure comprises of compute, storage, network technologies, 3rd party products and vendor relationships. We also develop end user portals for account management, license management, billing and customer support and adopt other cloud technologies through our partnerships.

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
•

Mobile Features such as extension dialing, transfer and conference and seamless hand-off from WiFi to/from 3G, 4G, 5G, and LTE, as well as other data services. These features are also available on CrexMo, VIP Mobile, and Snap Mobile which are intelligent mobile application for iPhones and Android smartphones, as well as iPads and Android tablets

•	Traditional PBX Features such as Busy Lamp Fields, System Hold. 16-48 Port density Analog Device Gateways
•	Expanded Desktop Device Selection such as Entry Level Phone, Executive Desktop, DECT Phone for roaming users
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

	Year Ended December 31,
	2023	2022
Revenue:
Cloud telecommunications services	$35,152	$22,406
Software solutions	18,047	15,148
Consolidated revenue	$53,199	$37,554

	Year Ended December 31,
	2023	2022
Loss before income tax benefit/(provision):
Cloud telecommunications services	$(124)	$(3,948)
Software solutions	(140)	(32,227)
Loss before income tax	$(264)	$(36,175)

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

•	Advanced telephony features such as Call Park, Call Pickup, Paging (through the phones), Overhead paging, Call Recording.
•	Call Center Functionality such as Agent Log In/Log Out, Whisper, Barge and Call center reporting.
•	Unified Communications features like Simultaneous Ring, Sequential Ring, Status based Routing (Find-Me-Follow-Me), 10-party instant conference, and Mobile application (CrexMo, VIP Mobile).
•

Crexendo’s Mobile Application which allows users to place and receive extension calls using Crexendo’s network, transfer and conference other users right from their mobile devices if they were in the office. It also provides users instant access to visual voicemail and call logs.

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

Our Software Solutions technology includes a full suite of Voice over Internet Protocol (VoIP)/UC features with one low cost universal license, built out either in a client's own data centers, or on our Managed Infrastructure as a Service. Our current functionality includes:

•	Carrier Grade with Geo-Redundant Reliability
•	Scalability to support communications service providers of all sizes
•	Video Conferencing and Collaboration
○	Webinars
○	Scheduling
○	Meeting Recordings
○	Content/Screen Sharing
○	Chat

•	Multi Tenant Architecture to support multiple resellers, agents and retail clients
•	Contact Center as a Service (CCaaS)

○	All-in-One Cloud Native Contact Center
○	Workforce Engagement
○	Call Recording
○	Employee Performance Management
○	Quality Assurance & Monitoring
○	Reporting, Analytics & Insights

•	Unified Communications as a Service (UCaaS)
	○	PBX functionality in the Cloud
	○	Natively integrated with messaging, team collaboration, meetings and contact center
	○	Unified mobile and device experience
	○	Full integration with Microsoft Teams
	○	HD Audio
	○	Call Transcription
	○	Sentiment Analysis
	○	Customizable Emergency Notifications
	○	E911 Dynamic Routing
	○	Cradle to Grave Reporting

•	Infrastructure as a Service
	○	Eliminate CAPEX and startup costs
	○	Slash time to market with immediacy of HW, resources, and expertise
	○	Client’s own SNAPsolution running in redundant Top-tier data centers both in the US and Europe
	○	Public vs Private Network Separation
	○	Multi-Layer Network Security
	○	Access Control Tracking and Change Control Procedures
	○	Offloads operations, upgrade and maintenance to Crexendo
	○	Disaster recovery and business continuity
	○	Operational flexibility with on-demand scaling
	○	4 “9”s service uptime reliability

RESEARCH AND DEVELOPMENT

 We invested $4,860 and $3,955 for the years ended December 31, 2023 and 2022, respectively, in the research and development of our technologies and data centers. The majority of these expenditures were for enhancements to our cloud telecommunications products and services and continued development of our software solutions products.

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

•

established communications providers that resell on-premise hardware, software, and hosted solutions, such as AT&T, Verizon Communications Inc., Lumen/CenturyLink, Cox, Charter and Comcast Corporation in the United States, TELUS and others in Canada, and BT, Vodafone, and others in the United Kingdom, all of whom have significantly greater resources than us and do now or may in the future also develop and/or host their own or other solutions through the cloud;

•

other cloud companies such as 8x8, Inc., RingCentral, Inc., Amazon.com, Inc., DialPad, Inc., Fusion, Fuze (now part of 8x8), Sangoma (acquired Star2Star), Intermedia.net, Inc., OOMA, Jive Communications, Inc. (acquired by LogMeIn, Inc.), Microsoft Corporation (Microsoft Teams (formerly Skype for Business)), Mitel, Nextiva, Inc., Slack Technologies, Inc., Vonage Holdings Corp., and West Corporation;

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

EMPLOYEES

As of December 31, 2023, we had 182 employees; 182 full-time and 0 part-time, including 9 executives, 45 sales representatives and sales management, 8 in marketing, 29 engineers and IT support, 75 in operations and customer support, 16 in accounting, finance, and legal.

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

ITEM 1A. RISK FACTORS.

Public health crises could materially adversely affect our business, financial condition and results of operations.

We are subject to risks related to public health crises, such as the COVID-19 pandemic, which had an adverse effect on our operating results in 2022. Our business is based on our ability to provide products and services to customers throughout the United States and around the world and the ability of those customers to use and pay for those products and services for their businesses and in their daily lives. As a result, our business, financial condition and results of operations could be materially adversely affected by a public health crisis that significantly impacts the way customers use and are able to pay for our products and services, the way our employees are able to provide services to our customers, and the ways that our partners and suppliers are able to provide products and services to us. For example, public and private sector policies and initiatives to reduce the transmission of COVID-19 and initiatives the Company took in response to the health crisis to promote the health and safety of our employees and provide critical infrastructure and connectivity to our customers, along with the related global slowdown in economic activity, resulted in slower revenue growth, increased costs and lower earnings per share and a sustained decrease in our stock price, which resulted in an impairment of goodwill of $32.1 million in 2022. In addition, such a crisis could significantly increase the probability or consequences of the risks our business faces in ordinary circumstances, such as risks associated with our supplier and vendor relationships, risks of an economic slowdown, regulatory risks, and the costs and availability of financing.

Adverse conditions in the U.S. and international economies could impact our results of operations and financial condition.

Unfavorable economic conditions, such as a recession or economic slowdown in the U.S. or elsewhere, or inflation in the markets in which we operate, could negatively affect the affordability of and demand for some of our products and services and our cost of doing business. In difficult economic conditions, business customers that we serve may delay purchasing decisions, delay full implementation of service offerings or reduce their use of services. In addition, adverse economic conditions may lead to an increased number of business customers that are unable to pay for services. Unfavorable economic conditions could also amplify other risk factors discussed herein, including, but not limited to, our competitive position and margins. Over the last two years, as a result of the inflationary environment in the U.S., we experienced increases in our direct costs, including electricity and other energy-related costs for our network operations, and transportation and labor costs. We expect the inflationary environment and related pressures to continue into 2024. In that case and if other unfavorable economic conditions continue or worsen, they could have a material adverse effect on our results of operations and financial condition.

The US economy has started to recover but the bounce back in demand stressed supply chains which may continue and has caused inflation to rise. The economy is uncertain, and the Federal Reserve may fail to reduce as is generally believed, its monetary policy and these factors may negatively affect our business.

The economy is uncertain, interest rates are still high and rate reductions are uncertain and there is a risk of a recession which may cause substantial disruption in our sales and results. Of particular concern is (1) Impact of Market Downturn on Sales; (2) Impact of Uncertain Capital Markets; (3) Rising Interest Rates and the (4) Impact of Inflation; Those issues, together with other uncertainties based on the economy may cause customers to cease operations, reduce spending by our customers, have customers defer purchase decisions and or reduce spending. All of those factors may have a material adverse effect on our business, results of operations, or financial condition.

Our quarterly and annual results of operations have fluctuated in the past and may continue to do so in the future. As a result, we may fail to meet or to exceed the expectations of research analysts or investors, which could cause our stock price to fluctuate and impair our ability to raise capital.

Our quarterly and annual results of operations have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors (including but not limited to inflation, economic uncertainty and potential recession), some of which are outside of our control, including:

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

Any one of the factors above, or the cumulative effect of some or all of the factors referred to above, may result in significant fluctuations in our quarterly and annual results of operations. This variability and unpredictability could result in our failure to meet the expectations of research analysts or investors for any period, which could cause our stock price to decline. We sustained operating losses in 2023 and 2022 and may experience losses in the future. In addition, a significant percentage of our operating expenses is fixed in nature and is based on forecasted revenues trends. Accordingly, in the event of revenue shortfalls, we may not be able to mitigate the negative impact on net income/(loss) and margins in the short term. If we fail to meet or exceed the expectations of research analysts or investors, the market price of our shares could fall substantially, and we could face costly lawsuits, including securities class-action suits. This may also impair our ability to raise capital, should we seek to do so.

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

Our business may be affected by Global economic conditions, including relations between the United States and Foreign Countries.

We operate primarily in the United States and we have been expanding our presence in English speaking Europe, Australia, and Canada. While non-US revenue has not been material to our business, that segment of our business has been expanding. Our business, revenues and profitability are impacted by global macroeconomic conditions. Our success is affected by general economic and market conditions, including, among others, inflation rate fluctuations, interest rates, supply chain constraints, lower consumer confidence, volatile equity capital markets, tax rates, economic uncertainty, political uncertainty, changes in laws, and trade barriers and sanctions. In addition, such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. Further, any U.S. federal government shutdown which may occur due to not having budget appropriations and other budgetary decisions limiting or delaying government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets.

Unfavorable economic conditions could increase our operating costs and because our typical contracts with customers lock in our price for multiple years, our profitability could be negatively affected. Geopolitical destabilization could impact global currency exchange rates, supply chains, trade and movement of resources as well as the price of commodities.

The United States may impose trade restrictions and tariffs on equipment we use, particularly from China. An increase in costs or limitation on our ability to source equipment including telephones and ancillary equipment may affect our results from operations as well as results and our stock price.

Some of our international agreements provide for payment denominated in local currencies, and the majority of our local costs are denominated in local currencies. Fluctuations in the value of the U.S. dollar versus foreign currencies may impact our operating results.

Chinese Yuan, and other international currencies may be adversely affected in the future due to changes in foreign currency exchange rates.

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

The investments we have made and will continue to make may not generate the returns that we anticipate, which could adversely impact our financial condition and make it more difficult for us to grow revenue and/or return to GAAP profitability. In order to achieve or maintain profitability, we will need to manage our cost structure more efficiently, not incur significant liabilities, while continuing to grow our revenues. Despite these efforts, our revenue growth may slow, revenues may decline, or we may incur significant losses in the future due to economic and world conditions downturn in general economic conditions, increasing competition (including competitive pricing pressures), decrease in the adoption or sustained use of cloud communications market, exiting lines of business, or our inability to execute on business opportunities. We cannot be certain that we will be able to achieve or maintain operating profitability in the future.

We expect to undertake additional acquisitions, the cost of which may affect profitability in certain quarters and for periods after the closing of the acquisition.

Our future operating results, including revenues, expenses, losses and profits, may vary substantially from period to period and may be difficult to predict.

We have stopped paying a quarterly dividend and there is no guarantee that dividends will be paid in the future.

We stopped paying a quarterly dividend in 2023. It is unlikely that we will start paying a dividend again in the near term.  Any determination to pay dividends to the Company’s stockholders in the future will be at the discretion of the board of directors and will depend on the Company's results of operations, financial condition and other factors deemed relevant by the board of directors.

We expect to undertake acquisitions, mergers or change to our capital structure to expand our business, which may pose risks to our business and dilute the ownership of our existing stockholders. We may be required to incur debt to fund acquisitions or mergers.

As part of our growth strategy, we expect to attempt to acquire or merge with certain businesses. Whether we realize benefits from any such transactions will depend in part upon the integration of the acquired businesses, the performance of the acquired products, services and capacities of the technologies acquired, as well as the personnel hired in connection therewith. Accordingly, our results of operations could be adversely affected from transaction-related charges, amortization of intangible assets, and charges for impairment of long-term assets including goodwill and intangible assets. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there can be no assurance that any potential transaction will be successful.

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

Utilizing debt to finance acquisitions would require paying down of principal and payment of interest, which requires the use of cash, and we may not have sufficient cash flows from our business to pay down substantial debt. The ability to make scheduled payments of principal or to pay interest on debt will depend on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flows from operations to service any incurred debt, including paying off the principal when due, and make necessary capital expenditures.

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

Our strategy to expand through acquisitions or investments in other companies may divert our management’s attention, increase expenses, disrupt our operations and harm our results of operations.

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

As of December 31, 2023, we had net operating loss (“NOL”) carry-forwards of approximately $21,480. Section 382 of the Internal Revenue Code, as amended (the “Code”) imposes limitations on a corporation’s ability to utilize its NOL carry-forwards. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Any limited amounts may be carried over into later years, and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the recognition period). Future changes in ownership of more than 50% may also limit the use of these remaining NOL carry-forwards. Our earnings, if any, and cash resources would be materially and adversely affected if we cannot receive the full benefit of the remaining NOL carry-forwards. An ownership change could occur as a result of circumstances that are not within our control.

The telecommunications industry is highly competitive. We face intense competition from traditional telephone companies, wireless companies, cable companies and alternative voice communication providers and other UCaaS companies.

Our Cloud telecommunications services compete with other unified communication as a service (“UCaaS”) providers. In addition, we also compete with traditional telephone service providers which provide telephone service based on the public switched telephone network (“PSTN”). Our UCaaS offering is not fully compatible with such customers. Some of these traditional providers have also added UCaaS services. There is also competition from cable providers, which have added UCaaS service offerings in bundled packages to their existing cable customers. The telecommunications industry is highly competitive. We face intense competition from traditional telephone companies, wireless companies, cable companies, and alternative voice communication providers.

Most traditional wire line and wireless telephone service providers, cable companies, and some UCaaS providers are substantially larger and better capitalized than we are and have the advantage of a large existing customer base. Because most of our target customers are already purchasing communications services from one or more of these providers, our success is dependent upon our ability to attract target customers away from their existing providers.

The markets for our products and services are continuing to evolve and are increasingly competitive. Demand and market acceptance for recently introduced and proposed new products and services and sales of such products and services are subject to a high level of uncertainty and risk. Our business may suffer if the market develops in an unexpected manner, develops more slowly than in the past or becomes saturated with competitors, if any new products and services do not sustain market acceptance. A number of very large, well-capitalized, high-profile companies serve the e-commerce, UCaaS and Cloud technology markets. If any of these companies entered our markets in a focused and concentrated fashion, we could lose customers, particularly more sophisticated and financially stable customers.

Our UCaaS or cloud telecommunications service competes against established well financed alternative voice communication providers (such as 8x8 and Ring Central), who may provide comparable services at comparable or lower pricing.

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

Our Software Solutions division competes against numerous competitors including established well-financed competitors (such as Cisco and Microsoft).

The success of our Software Solutions division depends on a number of factors, including but not limited to acceptance of the functions and features we provide. We face numerous competitor’s which range in size from diversified global companies with significant research and development resources to small, specialized firms whose narrower product lines may let them be more effective in deploying technical, marketing, and financial resources. Barriers to entry into many of our businesses are low and many of the areas in which we compete evolve rapidly with changing and disruptive technologies, shifting user needs, and frequent introductions of new products and services. Our ability to remain competitive depends on our success in making innovative products, devices, and services that appeal to businesses and consumers.

An important element of our business model, particularly relating to our NetSapiens software platform and the Software Solutions division has been to create a software platform from which our licensees can add their own solutions, license software to add to their solutions or tailor the solution to achieve their specific needs. This should allow for beneficial network effects among users, application developers, as well as the platform which should help accelerate growth. We face significant competition from firms that provide competing platforms, many of which have significant capital resources compared to us.

We derive substantial revenue from licensing of the NetSapiens software platform. We face significant competition from competing platforms which are both operating and being developed. Popular products or services offered on competing platforms could increase their competitive strength as well as affect our revenue, margins, profit and growth potential.

Competing platforms have significant installed bases. The content and applications available on a platform are important to device purchasing decisions. For us to continue to competitively compete with other platform providers we must continue to innovate, including providing applications for our platform and ensure that these applications have high quality, security, customer appeal, and value. Efforts to compete with competitors’ content and application marketplaces may increase our cost of revenue and lower our margins and profits.

The Software Solutions Division previously sold licenses primarily as a “perpetual” license. We are selling more subscriptions based on a month recurring revenue model and the continued conversion to the subscription model could affect quarterly results.

The Software Solutions division sells both perpetual licenses as well as a subscription model with monthly recurring revenue. The Service Provider Partners license the core NetSapiens Platform and host it themselves or have us host it on their behalf.  The sizing of such a license is dictated by the Service Provider’s capacity requirements and business objectives (e.g. number of customers they plan to service, etc.). They choose one of two commercial options for licensing the core platform, namely purchase or subscription. The purchase option allows the customer to make an initial investment to procure a small license to begin its contractual relationship with the Company, with monthly maintenance and support fees along with other monthly services that the customer typically procures. The subscription option is a much lower upfront start-up cost and a monthly subscription fee based on an initial committed capacity followed by increases in subscription charges based on increased utilization. Providing a choice of commercial licensing options has and continues to be a competitive advantage but is subject to variances in quarterly revenue and is less certain than a recurring revenue model. The Company continues to promote the subscription option while still selling the purchase option. The shift to a subscription model may initially cause quarterly revenue to be reduced during the transition period but it is expected to increase total contract value and provide a more predictable revenue model on a go-forward basis. The Company does not expect to terminate the purchase offering but may price the subscription model on terms more favorable to incent the further shift to a subscription model.

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

Cyber attacks impacting our networks or systems could have an adverse effect on our business.

Cyber attacks, including through the use of ransomware and other forms of malware, distributed denial of services attacks, credential harvesting, social engineering and other means for obtaining unauthorized access to or disrupting the operation of our networks and systems and those of our suppliers, vendors and other service providers, could have an adverse effect on our business. Cyber attacks may cause equipment failures, loss of information, including sensitive personal information of customers or employees or valuable technical and marketing information, as well as disruptions to our or our customers’ operations. Cyber attacks against companies, including Crexendo, have increased in frequency, scope and potential harm in recent years. They may occur alone or in conjunction with physical attacks, especially where disruption of service is an objective of the attacker. The development and maintenance of systems to prevent such attacks is costly and requires ongoing monitoring and updating to address their increasing prevalence and sophistication. While, to date, we have not been subject to cyber attacks that, individually or in the aggregate, have been material to Crexendo's operations or financial condition, the preventive actions we take to reduce the risks associated with cyber attacks, including protection of our systems and networks, may be insufficient to repel or mitigate the effects of a cyber attack in the future.

The inability to operate or use our networks and systems or those of our suppliers, vendors and other service providers as a result of cyber attacks, even for a limited period of time, may result in significant expenses to the Company and/or a loss of market share to our competitors. The costs associated with a cyber attack on the Company could include expensive incentives offered to existing customers and business partners to retain their business, increased expenditures on cybersecurity measures and the use of alternate resources, lost revenues from business interruption and litigation. Further, certain of Crexendo’s businesses, such as those offering software solutions and infrastructure and cloud services to business customers, could be negatively affected if our ability to protect our own networks and systems is called into question as a result of a cyber attack. In addition, a compromise of security or a theft or other compromise of valuable information, such as financial data and sensitive or private personal information, could result in lawsuits and government claims, investigations or proceedings. Any of these occurrences could damage our reputation, adversely impact customer and investor confidence and result in a material adverse effect on the Company’s results of operation or financial condition.

Natural disasters, extreme weather conditions, acts of war, terrorist or other hostile acts could cause damage to our infrastructure and result in significant disruptions to our operations.

Our business operations are subject to interruption by power outages, acts of war, terrorist or other hostile acts, natural disasters or the potential impacts of climate change, including the increasing prevalence and intensity of hurricanes, wildfires, flooding, hail and storms. Such events could cause significant damage to our infrastructure upon which our business operations rely, resulting in degradation or disruption of service to our customers, as well as significant recovery time and expenditures to resume operations. Our system redundancy may be ineffective or inadequate to sustain our operations through all such events. We are implementing, and will continue to implement, measures to protect our infrastructure and operations from the impacts of these events in the future, but these measures and our overall disaster recovery planning may not be sufficient for all eventualities. These events could also damage the infrastructure of the suppliers that provide us with the equipment and services that we need to operate our business and provide products to our customers. These occurrences could result in lost revenues from business interruption, damage to our reputation and reduced profits.

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

Our ability to provide cloud telecommunications services is dependent upon our physical and cloud-based infrastructure. While our physical equipment required for providing these services is redundant in nature, certain types of failures or malfunctioning of critical hardware/software equipment, including but not limited to fire, water or other physical damage may impact our ability to deliver continuous service to our customers, while there are redundancies, there is no guarantee that the system will operate as planned to provide back up in the event of an outage. Act of God or terrorism or vandalism or negligence or gross negligence including failure to properly update and maintain infrastructure may result in loss of revenue, profitability and failure to retain and acquire new customers.

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

Changes or the termination of our web hosting model may negatively affect our business.

The Company shifted away from selling web hosting in 2011. The Company is not actively marketing its website development software or website hosting services and may decide to terminate. Our website hosting revenue represents less than 1% of our total revenue for the year ended December 31, 2023 and will continue to decline. In addition, the Company may determine that it will discontinue or transfer its web hosting functions as the cost to provide services may exceed any revenue received from those services. The failure to provide hosting may cause disruptions to customers who may attempt to claim that the Company is required to continue to host active websites and seek legal redress for such claims.

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

Multi-location users require additional and expensive customer service which may require additional expense and impact margins on enterprise sales. Enterprise customers may demand more features, integration services and customization which require additional engineering and operational time which could impact margins on an enterprise sale. Multi-location enterprise customer sales may have different requirements in different locations which may be difficult to fulfill or satisfy various interests which could result in cancellations.

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

We will have to acquire new customers in order to increase revenues. We incur significant costs to acquire new customers, and those costs are an important factor in determining our profitability. Therefore, if we are unsuccessful in retaining customers or are required to spend significant amounts to acquire new customers beyond those budgeted, our revenue could decrease, which could prevent us from reaching profitability and have our net loss increase. Marketing expenditure is an ongoing requirement and will become a larger ongoing requirement of our business as we strive for acquiring new customers.

If we do not successfully expand our sales, including our partner channel program and direct sales, we may be unable to increase our sales and that may affect our stock price.

We sell our products and services primarily through direct sales and our partner channel, and we must substantially expand the number of partners and producing direct sales personnel to increase organic revenue substantially. If we are unable to expand our partner channel network and hire and retain qualified sales personnel, our ability to increase our organic revenue and grow our business could be compromised. The challenge of attracting, training, and retaining qualified candidates may make it difficult to grow revenue. Our direct sales are driven largely by inside sales who sell our services and products to customers. Our future growth depends on our ability to develop and maintain a successful direct sales organization that identifies and closes a significant portion of sales. If we or the agents fail to do so, we may be unable to meet our revenue growth targets. Our partner sales are generated through indirect channel sales. These channels consist of master agents’ independent agents (including master agents), value-added resellers, and service providers. We contract directly with the end customer. We may or may not have active involvement in the sale or may use these channel partners to identify, qualify and manage prospects throughout the sales cycle. These channels may generate an increasing portion of our revenue in the future. Our continued success requires continuing to develop and maintain successful relationships with these partners. If we fail to properly select and manage our partners, or they are not successful in their sales efforts, we may be unable to meet our revenue growth targets.

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

Our telecommunications and managed services success depends in part upon the capacity, reliability, and performance of our several third-party providers and their network infrastructure, the failure of which could cause delays or interruptions of our service and impact our revenue and profitability. Our Software Solutions Division relies on outside contractors and service providers, the failure of which could impact service and profitability.

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

•

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

•

Tier 1 and non-Tier 1 Telecom suppliers for Telecom Origination and Termination Services. We depend on these companies to provide service telecom services, sourcing of Direct Inward Dialing (DID) numbers, porting of numbers and delivering telephone calls from and to endpoints and devices on our network. If we fail to maintain reliable connectivity or performance with our upstream carriers it could then significantly reduce customer demand for our services and damage our business.

•

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

16

•

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

•

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

We depend upon industry standard protocols, best practices, solutions, third-party software, technology, and tools, including but not limited to open-source software.

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

Our upstream carriers, suppliers and vendors may increase their rates thus directly impacting our cost of sales, which would affect our margins. Interconnected VoIP traffic may be subject to increased charges. Should this occur, the rates paid to our underlying carriers may increase, which could reduce our profitability. Future changes in tariffs by regulatory agencies or application of tariff requirements to currently un-tariffed products or services could affect the price and sales of our products for certain classes of customers. Changes in our underlying costs of sales may increase rates we charge our customers which could make us less competitive and impact our sales and retention of existing customers.

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

The acceptance of telecommunications services is dependent upon our meeting certain industry standards. We are required to comply with certain rules and regulations of the FCC regarding safety standards. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. We must comply with certain federal, state, and local requirements regarding how we interact with our customers, including marketing practices, consumer protection, privacy, and billing issues, the provision of 9-1-1 emergency service and the quality of service we provide to our customers. The failure of our products and services to comply, or delays in compliance with various existing and evolving standards could delay future offerings and impact our sales, margins, and profitability. Changes to the Universal Service Funds by the FCC or various states may require us to increase our costs which could negatively affect revenue and margins.

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

States are adding regulations for VoIP providers which could increase our costs and change certain aspects of our service.

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

The growth of our business may require that we strengthen our financial reporting systems and infrastructure if we fail to do so we may not remain in compliance with Section 404 of the Sarbanes-Oxley Act over internal control over financial reporting. If we fail to maintain compliance, we could be unable to report our financial results timely and accurately or prevent fraud. We may incur significant expense and devote substantial management effort toward strengthening our systems.

From time to time we had been the subject of governmental inquiries and investigations related to our discontinued seminar sales model and business practices that could require us to pay refunds, damages or fines, which could negatively impact our financial results or ability to conduct business. We have received customer complaints and civil actions.

From time to time, we received inquiries from federal, national, state, city and local government officials in the various jurisdictions in which we operated. These inquiries have historically been related to our discontinued seminar sales practices. There is still the potential of review of past sales and sales of our current web and telecom services. We respond to these inquiries and have generally been successful in addressing the concerns of these persons and entities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation. If the ultimate resolution of these or other inquiries or investigations is not in our favor, this may have a material adverse effect on our business or operations, or a formal complaint could be initiated. During the ordinary course of business, we also receive a number of complaints and inquiries from customers, governmental and private entities. In some cases, these complaints and inquiries from agencies and customers have ended up in civil court. We may continue to receive customer and agency claims and actions.

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

Risks Related to Our Common Stock

Our stock price may be volatile and may decline.

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

The Company cannot guarantee if there will be research reports written on the Company. Our stock price may be affected by the ability to get coverage and/or sufficient coverage. If coverage is initiated and/or if one or more of current or future analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts, after issuing coverage ceases coverage of the Company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline. Furthermore, such analysts publish their own projections regarding our actual results. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if we fail to meet analysts’ projections.

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

Our former Chairman of the Board owns a significant amount of our common stock and could exercise substantial corporate control. There may be limited ability to sell the Company absent the consent of the Chairman.

Steven G. Mihaylo, who was previously our Chief Executive Officer and former Chairman of the Board of Crexendo, Inc., owns approximately 43% of the outstanding shares of our common stock based on the number of shares outstanding as of December 31, 2023. Mr. Mihaylo may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, amalgamation, consolidation or sale of all or substantially all of our assets. Mr. Mihaylo may have the ability to control the management and affairs of our Company. As a “control company” it may not be required that the Company maintains a board comprising a majority of independent directors. Mr. Mihaylo remains a director and as such, Mr. Mihaylo owes a fiduciary duty to our stockholders. As a stockholder, Mr. Mihaylo is entitled to vote his shares, in his own interests, which may not always be in the interests of our stockholders generally. Accordingly, even though certain transactions may be in the best interests of other stockholders, this concentration of ownership may harm the market price of our common stock by, among other things, delaying, deferring or preventing a change in control of our Company, impeding a merger, amalgamation, consolidation, takeover or other business combination involving our Company, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

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

Some of the provisions of our articles of incorporation bylaws and executive contracts could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares at a premium to the then market price. Our bylaws contain provisions regulating the introduction of business at annual stockholders’ meetings by anyone other than the board of directors. These provisions may have the effect of making it more difficult, delaying, discouraging, preventing or rendering costlier an acquisition or a change in control of our Company.

As part of our recent acquisitions there are certain employees who own substantial amounts of our common stock which is subject to sale on the open market. The NetSapiens acquisition allowed employees to convert their options to options to purchase common stock of Crexendo.

The substantial purchase price of our acquisition of both NetSapiens and Allegiant involved the issuing of our common stock. The lock up period for the purchase of NetSapiens has ended, and there is a rolling two year lock up of the stock that was part of the consideration for the purchase of Allegiant. These employees who acquired the stock may sell their shares on the open market, which may depress our stock price. Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock.

In the NetSapiens transaction the Company issued approximately 4,482,328 stock options to NetSapiens employees. At present approximately 3,621,779 remain available for conversion. Many of the options contain a stock price under $1.00 so there is minimal impediment to convert those options to commons shares of Crexendo stock. The right to exercise the options terminates on January 4, 2031. If the options shares were converted in a “lnet settlement exercise” there would be considerable cost associated with the tax payments which would be borne by the Company which could substantially affect results negatively which in turn could negatively affect the stock prices for shares of the Company. If some or all of the options were net settled at the same time it could negatively affect the stock price for shares of the Company.

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

We are planning to migrate most of Crexendo’s customers to the Crexendo Software Solutions communication platform, failure to do that efficiently and properly may impact our business revenue and stock price.

We are continuing the process of moving certain Crexendo customers to the Crexendo Software Solutions communication platform while retaining some customers on the Crexendo Ride the Cloud® system. There can be significant cost savings associated with consolidating all customers on one communication platform. The failure to properly migrate customers could cause customer service issues which could cause cancellations and loss of revenue. There may be expenses and other difficulties involved in migrating customers, which may cause substantial short-term expenses prior to realizing the anticipated cost savings from primarily operating one system. We may be unable to realize efficiencies of primarily maintaining one communication platform.

We have incurred and still have some continuing transaction costs in connection with Acquisitions.

We have incurred significant costs in connection with the recent acquisitions including legal, accounting, financial consulting, and related fees.  There will be costs associated with combining accounting systems. We may also incur fees and costs related to these integration plans. We may be unable to realize efficiencies that would allow us, over time, to offset the costs incurred in connection with acquisitions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

 As a technology vendor within hosted services segment, Crexendo understands the importance of cybersecurity and data privacy. To proactively protect against related threats, and to be fully prepared for timely and effective response in case of an incident, a comprehensive program has been put in place leveraging the following:

 Cybersecurity Compliance Framework – Crexendo has adopted System & Organizational Controls (SOC2) for the service organization responsible for Crexendo Hosted product and related corporate assets/entities. Implemented controls cover trust services criteria of security, availability, processing integrity, confidentiality, and privacy. Independent service auditors have been engaged to measure the efficacy of implemented controls.

Threat/Vulnerability Assessment & Remediation – Third party security advisors have been engaged to periodically execute internal and external vulnerability scans for deployed production and organizational assets to flag any known vulnerabilities within deployed third-party components including but not limited to operating systems, web server software, hypervisor software etc.

Similarly, penetration tests are conducted periodically to expose any vulnerabilities within the deployment environment and/or deployed software; including but not limited to open firewall ports beyond deployment design, use of ciphers deemed insecure etc.

Crexendo Information Security Policy defines time periods within which a particular severity (critical v/s major v/s minor) vulnerability needs to be addressed. Reported vulnerabilities, along with applicable resolution timeline and efforts are recorded within the internal problem tracking system and are tracked as part of quarterly security and privacy review sessions.

Continuous Monitoring – As part of the proactive security measures, Crexendo deploys EDR/XDR tools across employee workstations, and mines significant events coming from critical infrastructure assets within a SIEM software. Any threat or prevention notifications are sent to IT & Security team for further analysis and additional actions are performed as deemed necessary to maintain the integrity and security of the corporate and production environments.

Incident Response Plan – To be prepared for any natural or cybersecurity incident involving sensitive data breach across employees, customers, contractors, or vendors; and/or affecting service availability for the organization or customers, a comprehensive incident response plan along with disaster recovery & business continuity plan has been documented. The plan contains details on aspects including but not limited to – incident identification, operational playbook and responsibility matrix, communication and notification procedures, and reporting to legal/governing bodies based on severity of the incident. C level executives and the board are notified if warranted by the severity of the incident.

The plans are reviewed annually for enhancements and inter-department alignment. Tabletop exercises are conducted to measure the effectiveness of the plans and any findings are factored in towards further revisions of the plans.

Security Awareness –  Employee awareness towards potential threats and how to steer clear of any phishing or social engineering attacks, is a critical element that governs efficacy of any cybersecurity measures. To that end, Crexendo subscribes to periodic security awareness training, and mock tests for all employees and contractors. Employees and contractors are evaluated for timely completion of the trainings, on corresponding quiz scores, and based on how they fare tackling mock phishing emails. Worse than minimum required scores trigger actions to guide the person towards better security awareness and thereby score. Disciplinary actions are in store for employees/contractors who still fail to secure the minimum required score.

Risk Management – Crexendo has instituted a security team that is responsible for security/compliance strategy and corporate governance policies. The team makes sure that implemented SOC2 controls are supported by complementing processes and procedures.

Cybersecurity risk is managed thru effective inter-department cooperation towards assessing and remediating risks ranging across corporate IT, software development, software quality process, production network architecture and deployment, and data security/privacy.

Crexendo relies on a number of third-party vendors and contractors in order to provide products and services to its customers as well as to augment the resource pool. On an annual basis, all significant third-party vendors and subservice organizations are assessed for any applicable cybersecurity or service availability risks. Vendors and contractors with access to sensitive data and/or information are expected to meet certain information security requirements.

Board & Executive Oversight – Executive buy in and support is a must for the success of any cybersecurity program. Crexendo C-suite executives and the Board of Directors have the primary responsibility of overseeing organizational cybersecurity and data privacy/security risk management.

Apart from any incidents that require notification to the top management and the board, an end-of-the-year update is presented by Crexendo security team to the executive management and the board. The update provides an overview of organizational security stature, any experienced incidents, in-flight security/compliance projects, and opportunities for improvement.

The Board factors in the input towards security and compliance program budget to strike a balance between the expense and corresponding risk.

Risks from Cybersecurity Threats – Crexendo provides products and services within Software as a Service (SaaS) market segment. Specifically, the company provides hosted Unified Communication as a Service (UCaaS), where the customer base is highly sensitive towards privacy, service quality and service availability.

With the growing number of threats from a combination of bad actors, process lapses, human errors, and third-party vulnerabilities, Crexendo is subject to increasing and evolving cybersecurity threats.

While, we have a comprehensive cybersecurity and compliance program in place as an effort to counter the threats, and while we have not been subject to any cyberattacks that, individually or in the aggregate, have been material to Crexendo's operations or financial condition, there can be no guarantee that Crexendo will not experience such an incident in the future.

For more information on the risks from cybersecurity threats that we face, refer to “Risk Factors — Operational Risks — Cyber attacks impacting our networks or systems could have an adverse effect on our business” in Part I, Item 1A of this Annual Report on Form 10-K.

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

ITEM 4. MINE SAFETY DISCLOSURES

The disclosure required by this item is not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock began trading on the NYSE - MKT on August 16, 2004 under the symbol “IIG.” In May 2011, our stockholders approved an amendment to our Certificate of Incorporation to change our name from "iMergent, Inc." to "Crexendo, Inc." The name change was effective May 18, 2011. Our ticker symbol "IIG" on the New York Stock Exchange was changed to “EXE” on May 18, 2011. On January 13, 2015, the Company moved to the OTCQX Marketplace and our ticker symbol was changed to “CXDO”. On July 8, 2020, the Company up listed to The Nasdaq Stock Market keeping our ticker symbol “CXDO”. The following table sets forth the range of high and low sales prices as reported on the Nasdaq Stock Market for the periods indicated.

	High	Low
Year Ended December 31, 2023
October to December 2023	$5.66	$1.54
July to September 2023	2.55	1.49
April to June 2023	2.01	1.24
January to March 2023	2.15	1.54
Year Ended December 31, 2022
October to December 2022	$2.83	$1.61
July to September 2022	3.28	2.23
April to June 2022	3.71	2.10
January to March 2022	5.18	3.55

SECURITY HOLDERS

As of December 31, 2023, there were 170 shareholders of record of our common stock. The majority of the shares are held by DTC FAST, a nominee of The Depository Trust Company. This number of record holders does not include beneficial holders whose shares are held in “street name,” meaning that the shares are held for their accounts by brokers or other nominees. In these instances, the brokers or other nominees are included in the number of record holders, but the underlying beneficial holders of the common stock held in “street name” are not.

DIVIDENDS

 Our Board of Directors declared the following dividends payable in 2023 and 2022 (in thousands):

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
February 8, 2022	February 14, 2022	$0.005	$111	February 28, 2022
May 18, 2022	May 30, 2022	0.005	112	June 10, 2022
August 12, 2022	August 23, 2022	0.005	113	September 2, 2022
November 17, 2022	November 28, 2022	0.005	126	December 8, 2022
March 14, 2023	March 31, 2023	0.005	130	April 11, 2023

The declaration of dividends is solely at the discretion of our Board of Directors, which may change or terminate our dividend practice at any time for any reason without prior notice. On March 14, 2023, our Board of Directors cancelled the quarterly dividend.

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

Our Cloud Telecommunications service revenue increased 52% or $10,153 to $29,668 for the year ended December 31, 2023 as compared to $19,515 for the year ended December 31, 2022. Our Cloud Telecommunications product revenue increased 90% or $2,593 to $5,484 for the year ended December 31, 2023 as compared to $2,891 for the year ended December 31, 2022. The year ended December 31, 2022 includes only two months of revenue from the Allegiant Networks acquisition date of November 1, 2022.

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

Our Software Solutions revenue increased 19%, or $2,899 to $18,047 for the year ended December 31, 2023 as compared to $15,148 for the year ended December 31, 2022.

Results of Consolidated Operations

 The following discussion of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included herein this Annual Report.

Results of Consolidated Operations (in thousands, except for per share amounts)

	Year Ended December 31,
Consolidated	2023	2022
Service revenue	$29,668	$19,515
Software solutions revenue	18,047	15,148
Product revenue	5,484	2,891
Total revenue	53,199	37,554
Income/(loss) before income taxes	(264)	(36,175)
Income tax benefit/(provision)	(98)	762
Net income/(loss)	(362)	(35,413)
Basic earnings per common share	$(0.01)	$(1.54)
Diluted earnings per common share	$(0.01)	$(1.54)

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Consolidated	2023	2023	2023	2023
Service revenue	$7,158	$7,308	$7,517	$7,685
Software solutions revenue	4,108	3,930	4,691	5,318
Product revenue	1,225	1,432	1,666	1,161
Total revenue	12,491	12,670	13,874	14,164
Income/(loss) before income taxes	(1,558)	(521)	1,737	78
Income tax provision	(24)	(24)	(33)	(17)
Net income/(loss)	(1,582)	(545)	1,704	61

Basic earnings per common share (1)	$(0.06)	$(0.02)	$0.07	$0.00
Diluted earnings per common share (1)	$(0.06)	$(0.02)	$0.06	$0.00

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Consolidated	2022	2022	2022	2022
Service revenue	$4,398	$4,556	$4,473	$6,088
Software solutions revenue	3,268	3,598	3,875	4,407
Product revenue	492	692	760	947
Total revenue	8,158	8,846	9,108	11,442
Income/(loss) before income taxes	(1,421)	(978)	(728)	(33,048)
Income tax benefit	201	82	32	447
Net income/(loss)	(1,220)	(896)	(696)	(32,601)

Basic earnings per common share (1)	$(0.05)	$(0.04)	$(0.03)	$(1.33)
Diluted earnings per common share (1)	$(0.05)	$(0.04)	$(0.03)	$(1.33)

———————

(1)

Earnings per common share is computed independently for each of the quarters presented. Therefore, the sums of quarterly earnings per common share amounts do not necessarily equal the total for the twelve month periods presented.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2023

Total Revenue

Total revenue consists of service revenue, software solutions revenue and product revenue. The following table reflects our total revenue for the year ended December 31, 2023, compared to the year ended December 31, 2022:

	Year Ended December 31,
	2023	2022	Dollar Change	Percent Change
Total revenue	$53,199	$37,554	$15,645	42%

The increase in total revenue is due to an increase in service revenue of $10,153, an increase in software solutions revenue of $2,899, and an increase in product revenue of $2,593. Our November 1, 2022 acquisition of Allegiant Networks contributed $8,886 of the increase in service revenue and $2,131 of the increase in product revenue compared to 2022.

Loss Before Income Taxes

The following table reflects our income/(loss) before income taxes for the year ended December 31, 2023, compared to the year ended December 31, 2022:

	Year Ended December 31,
	2023	2022	Dollar Change	Percent Change
Loss before income taxes	$(264)	$(36,175)	$35,911	99%

The decrease in loss before income taxes is primarily related to an increase in revenue of $15,645, a decrease in operating expenses of $20,058, and an increase in other income of $208. The increase in revenue is primarily related to organic growth and twelve months of Allegiant Networks revenue compared to two months in the prior year, which contributed $11,017 of the increase in revenue. The decrease in operating expenses is primarily related to a $32,678 decrease in goodwill and long-lived asset impairment, offset by twelve months of Allegiant Networks operating expenses compared to two months in the prior year, which contributed $11,006, increases in salaries, benefits, and commission expense of $1,539, and other operating expenses of $75. The increase in other income is primarily related to the gain on the sale of our corporate headquarters located in Tempe, Arizona of $1,459 and decreases in foreign currency loss, offset by a decrease in the 2022 release of a sales tax accrual of $1,435.

Income Tax Benefit

The following table reflects our income tax benefit/(provision) for the year ended December 31, 2023, compared to the year ended December 31, 2022:

	Year Ended December 31,
	2023	2022	Dollar Change	Percent Change
Income tax benefit/(provision)	$(98)	$762	$(860)	-113%

We had an income tax provision of $(98) for the year ended December 31, 2023 compared to an income tax benefit of $762 for the year ended December 31, 2022. For the year ended December 31, 2023, we recorded additional valuation allowance of $1,603 and for the year ended December 31, 2022, we recorded a valuation allowance release of $1,681.

Use of Non-GAAP Financial Measures

 To evaluate our business, we consider and use non-generally accepted accounting principles (“Non-GAAP”) net income and Adjusted EBITDA as a supplemental measure of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income to be an important indicator of overall business performance because it allows us to evaluate results without the effects of share-based compensation, acquisition related expenses, changes in fair value of contingent consideration, amortization of intangibles, and goodwill and long-lived asset impairment. We define EBITDA as U.S. GAAP net income/(loss) before interest expense, interest income and other expense/(income), the gain/(loss) on the sale of property and equipment, goodwill and long-lived asset impairments, provision/(benefit) for income taxes, and depreciation and amortization. We believe EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define Adjusted EBITDA as EBITDA adjusted for acquisition related expenses, changes in fair value of contingent consideration and share-based compensation. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period, as well as across companies.

 In our March 5, 2024 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income, EBITDA and Adjusted EBITDA. The terms Non-GAAP net income, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income/(loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Income to Non-GAAP Net Income

(Unaudited)

	Three Months Ended December 31,		Year Ended December 31,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
U.S. GAAP net income/(loss)	$61	$(32,601)	$(362)	$(35,413)
Share-based compensation	737	1,612	3,849	4,374
Acquisition related expenses	-	24	1	55
Goodwill and long-lived asset impairment	-	32,678	-	32,678
Amortization of intangible assets	792	786	3,169	2,435
Non-GAAP net income	$1,590	$2,499	$6,657	$4,129

Non-GAAP earnings per common share:
Basic	$0.06	$0.10	$0.26	$0.18
Diluted	$0.06	$0.09	$0.24	$0.16

Weighted-average common shares outstanding:
Basic	26,072,529	24,423,030	25,944,748	22,939,514
Diluted	28,314,527	26,633,630	27,792,813	25,783,179

Reconciliation of U.S. GAAP Net Income to EBITDA to Adjusted EBITDA

(Unaudited)

	Three Months Ended December 31,		Year Ended December 31,
	2023	2022	2023	2022
	(In thousands)		(In thousands)
U.S. GAAP net income/(loss)	$61	$(32,601)	$(362)	$(35,413)
Depreciation and amortization	878	885	3,573	2,747
Interest expense	4	21	115	78
Gain on sale of property and equipment	-	-	(1,459)	-
Other, net	(42)	31,102	(79)	31,383
Income tax provision	17	(447)	98	(762)
EBITDA	918	(1,040)	1,886	(1,967)
Acquisition related expenses	-	24	1	55
Share-based compensation	737	1,612	3,849	4,374
Adjusted EBITDA	$1,655	$596	$5,736	$2,462

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

Valuation of Long-Lived Assets.

The Company reviews the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Once an indicator of potential impairment has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of projected undiscounted future cash flows against the carrying amount of the asset group. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, the asset group would be deemed to be potentially impaired. The impairment, if any, would be measured based on the amount by which the carrying amount exceeds the fair value. Fair value is determined primarily using the projected future undiscounted cash flows. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. We recognized impairment losses of $0 and $69 in the Consolidated Statements of Operations for the years ended December 31, 2023 and 2022, respectively.

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

We currently have net deferred tax assets consisting of net operating loss carryforwards, tax credit carryforwards and deductible temporary differences. Management periodically weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. As of December 31, 2023, excluding the gain on the sale of property and equipment, we have three years of cumulative pretax losses and the weight of all other positive and negative evidence, such as forecasts and projections of future pretax income are inherently subjective and require management to make assumption or complex judgments about matters that are inherently uncertain and therefore are not sufficient to overcome the significant negative evidence of a three year lookback cumulative loss position. Therefore, management determined that it is not more likely than not that we will be able to realize our deferred tax assets, and we have recorded a valuation allowance of $4,782 at December 31, 2023.

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

Allowance for Credit Losses

 We record an allowance for credit losses in accordance with the Current Expected Credit Loss (“CECL”) model. We utilize the forward looking “expected loss” model to establish an allowance for credit losses for our trade receivables, contract asset, and equipment financing receivables.

The trade receivables allowance for credit losses is determined based on an assessment of historical collection experience using the aging schedule method as well as consideration of current and future economic conditions. Trade receivables are written off against the allowance after all collection efforts have been exhausted and management deems the account to be uncollectible. We believe that our trade receivable credit risk is low because of the geographic and industry diversification of our clients and small account balances for most of our clients. We continually evaluate the adequacy of the allowance for credit losses and adjust as necessary.

The contract assets allowance for credit losses is determined based on an assessment of historical collection experience using the loss-rate method as well as consideration of current and future economic conditions and changes in our loss-rate trends. We utilize a five-year lookback period to establish our estimate of expected credit losses, as our contractual terms range from three to five years. Contract assets are written off against the allowance after all collection efforts have been exhausted and management deems the account to be uncollectible. We believe that our contract assets credit risk is low because of the geographic and industry diversification of our clients and small account balances for most of our clients. We continually evaluate the adequacy of the allowance for credit losses and adjust as necessary.

The equipment financing receivables allowance for credit losses is determined based on historical loss experience, adverse situations that may affect a client's ability to pay, current economic conditions and outlook based on reasonable and supportable forecasts. We continually evaluate the adequacy of the allowance for credit losses and adjust as necessary. Equipment financing receivables are written off against the allowance after all collection efforts have been exhausted and management deems the account to be uncollectible. We believe that our equipment financing receivable credit risk is low because of the geographic and industry diversification of our clients and small account balances for most of our clients.

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

Share-Based Compensation

We account for our share-based compensation awards using the fair-value method. The grant date fair value was determined using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton valuation calculation requires us to make key assumptions such as future stock price volatility, expected terms, risk-free rates, and dividend yield. Our expected volatility is derived from our volatility rate as a publicly traded company. The expected term is based on our historical experience. The risk-free interest factor is based on the United States Treasury yield curve in effect at the time of the grant for zero coupon United States Treasury notes with maturities of approximately equal to each grant’s expected term. For the year ended December 31, 2023, one quarterly dividend of $0.005 was declared and paid, however we have assumed a 0% dividend yield for the year ended December 31, 2023. For the year ended December 31, 2022, quarterly dividends of $0.005 were declared and paid, however we have assumed a 0% dividend yield.

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

Operating Results of our Cloud Telecommunications Services Segment (in thousands):

	Year Ended December 31,
Cloud Telecommunications Services	2023	2022
Service revenue	$29,668	$19,515
Product revenue	5,484	2,891
Total revenue	35,152	22,406
Operating expenses:
Cost of service revenue	12,606	6,711
Cost of product revenue	3,331	1,637
Selling and marketing	10,251	7,234
General and administrative	9,275	9,366
Research and development	1,172	1,266
Long-lived asset impairment	-	69
Total operating expenses	36,635	26,283
Operating income/(loss)	(1,483)	(3,877)
Other income/(expense)	1,359	(71)
Income/(loss) before tax benefit/(provision)	$(124)	$(3,948)

Quarterly Financial Information

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Cloud Telecommunications Services	2023	2023	2023	2023
Service revenue	$7,158	$7,308	$7,517	$7,685
Product revenue	1,225	1,432	1,666	1,161
Total revenue	8,383	8,740	9,183	8,846
Operating expenses:
Cost of service revenue	3,044	3,095	3,173	3,294
Cost of product revenue	839	881	923	688
Selling and marketing	2,596	2,504	2,467	2,684
General and administrative	2,784	2,175	2,230	2,086
Research and development	299	291	317	265
Total operating expenses	9,562	8,946	9,110	9,017
Operating income/(loss)	(1,179)	(206)	73	(171)
Other income/(expense)	(39)	(26)	1,425	(1)
Income/(loss) before tax benefit/(provision)	$(1,218)	$(232)	$1,498	$(172)

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Cloud Telecommunications Services	2022	2022	2022	2022
Service revenue	$4,398	$4,556	$4,473	$6,088
Product revenue	492	692	760	947
Total revenue	4,890	5,248	5,233	7,035
Operating expenses:
Cost of service revenue	1,436	1,438	1,375	2,462
Cost of product revenue	317	372	453	495
Selling and marketing	1,581	1,678	1,704	2,271
General and administrative	2,306	1,993	2,056	3,011
Research and development	304	310	284	368
Long-lived asset impairment	-	-	-	69
Total operating expenses	5,944	5,791	5,872	8,676
Operating loss	(1,054)	(543)	(639)	(1,641)
Other expense	(18)	(17)	(17)	(19)
Loss before tax benefit	$(1,072)	$(560)	$(656)	$(1,660)

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, managed IT service, and administrative fees. The following table reflects our service revenue for the year ended December 31, 2023, compared to the year ended December 31, 2022:

	Year Ended December 31,
	2023	2022	Dollar Change	Percent Change
Service revenue	$29,668	$19,515	$10,153	52%

The increase in service revenue is due to an increase in telecommunications services fees of $8,604, an increase in one-time fees, commissions and other of $1,192, an increase in fees, commissions, and other, recognized over time of $191, and an increase in sales-type lease interest of $166. Our November 1, 2022 acquisition of Allegiant Networks, contributed $8,886 of the total increase in service revenue. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices, third-party equipment, and device as a service. The following table reflects our product revenue for the year ended December 31, 2023, compared to the year ended December 31, 2022:

	Year Ended December 31,
	2023	2022	Dollar Change	Percent Change
Product revenue	$5,484	$2,891	$2,593	90%

Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. Additionally, product revenue can fluctuate due to the allocation of discounts or sales promotions across the performance obligations. The increase in product revenue is primarily related to additional product revenue of $2,131 contributed by our November 1, 2022 acquisition of Allegiant Networks during the year ended December 31, 2023 and an increase in organic product revenue of $462.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of December 31, 2023 and 2022. Backlog increased 40%, or $12,794 to $44,810 as of December 31, 2023 as compared to $32,016 as of December 31, 2022. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of December 31, 2023 and 2022, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications Services backlog as of December 31, 2023	$44,810
Cloud Telecommunications Services backlog as of December 31, 2022	$32,016

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, customer support salaries, benefits, bonuses, and share-based compensation. The following table reflects our cost of service revenue for the year ended December 31, 2023, compared to the year ended December 31, 2022:

	Year Ended December 31,
	2023	2022	Dollar Change	Percent Change
Cost of service revenue	$12,606	$6,711	$5,895	88%

The increase in cost of service revenue was primarily related to additional cost of service revenue of $5,439 contributed by our November 1, 2022 acquisition of Allegiant Networks during the year ended December 31, 2023. Additionally, we had a $242 increase in salaries, benefits, bonuses, and share-based compensation related to increases in headcount to assist with the migration of our customers to our new VIP platform and expenses for the accrual of annual employee bonuses, an increase in third-party telecommunications carrier costs of $158, and an increase in other cost of service revenue of $56.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the year ended December 31, 2023, compared to the year ended December 31, 2022:

	Year Ended December 31,
	2023	2022	Dollar Change	Percent Change
Cost of product revenue	$3,331	$1,637	$1,694	103%

The increase is primarily related to an increase of $269 from our organic product revenue growth and an increase in additional cost of product revenue of $1,425 contributed by our November 1, 2022 acquisition of Allegiant Networks during the year ended December 31, 2023.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries, benefits, bonuses, and share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the year ended December 31, 2023, compared to the year ended December 31, 2022:

	Year Ended December 31,
	2023	2022	Dollar Change	Percent Change
Selling and marketing	$10,251	$7,234	$3,017	42%

The increase in selling and marketing expense is primarily related to an increase in additional selling and marketing expense of $2,178 contributed by our November 1, 2022 acquisition of Allegiant Networks during the year ended December 31, 2023 and an increase in commission expense of $742 directly related to the increase in revenue, an increase in salaries, benefits, bonuses, and share-based compensation of $60, and an increase in other selling and marketing expenses of $37.

General and Administrative

General and administrative expenses consist of salaries, benefits, bonuses and share-based compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, depreciation, amortization of intangibles, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the year ended December 31, 2023, compared to the year ended December 31, 2022:

	Year Ended December 31,
	2023	2022	Dollar Change	Percent Change
General and administrative	$9,275	$9,366	$(91)	-1%

 The decrease in general and administrative expenses is primarily related to a decrease in administrative salaries, benefits, bonuses, and share-based compensation of $1,882 related to a decrease in share-based compensation and the reclassification of salary, wages, and benefits to the Software Solutions segment, offset by an increase in expenses for the accrual of annual employee bonuses, a decrease in telecommunication fees of $134, and a decrease in other general and administrative expenses of $40, offset by an increase in additional general and administrative expense of $1,965 contributed by our November 1, 2022 acquisition of Allegiant Networks during the year ended December 31, 2023.

Research and Development

Research and development expenses primarily consist of salaries, benefits, bonuses, and share-based compensation, outsourced engineering services related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the year ended December 31, 2023, compared to the year ended December 31, 2022:

	Year Ended December 31,
	2023	2022	Dollar Change	Percent Change
Research and development	$1,172	$1,266	$(94)	-7%

The decrease in research and development expenses is primarily related to a decrease in salaries, benefits, bonuses, and share-based compensation of $55 and a decrease in costs for maintenance on our mobile applications and other development costs of $39 due to a reduction in development on our legacy platform as we migrate customers to our new VIP platform.

Other Income/(Expense)

Other income/(expense) primarily relates to interest expense and net foreign exchange gains or losses, offset by credit card cash back rewards. The following table reflects our other income/(expense) for the year ended December 31, 2023, compared to the year ended December 31, 2022:

	Year Ended December 31,
	2023	2022	Dollar Change	Percent Change
Other income/(expense)	$1,359	$(71)	$1,430	2014	%

The change in other income/(expense) is primarily related to the gain on the sale of our corporate headquarters located in Tempe, Arizona of $1,459 offset by a decrease in other income/(expense) of $29.

Operating Results of our Software Solutions Segment (in thousands):

	Year Ended December 31,
Software Solutions	2023	2022
Software solutions revenue	$18,047	$15,148
Operating expenses:
Cost of software solutions revenue	5,627	5,336
Selling and marketing	4,420	4,491
General and administrative	4,518	3,538
Research and development	3,688	2,689
Goodwill impairment	-	32,609
Total operating expenses	18,253	48,663
Operating loss	(206)	(33,515)
Other income	66	1,288
Loss before tax benefit/(provision)	$(140)	$(32,227)

Quarterly Financial Information

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Software Solutions	2023	2023	2023	2023
Software solutions revenue	$4,108	$3,930	$4,691	$5,318
Operating expenses:
Cost of software solutions revenue	1,185	1,293	1,327	1,822
Selling and marketing	1,213	1,109	1,035	1,063
General and administrative	1,213	992	1,079	1,234
Research and development	892	847	959	990
Total operating expenses	4,503	4,241	4,400	5,109
Operating income/(loss)	(395)	(311)	291	209
Other income/(expense)	55	22	(52)	41
Income/(loss) before tax benefit/(provision)	$(340)	$(289)	$239	$250

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Software Solutions	2022	2022	2022	2022
Software solutions revenue	$3,268	$3,598	$3,875	$4,407
Operating expenses:
Cost of software solutions revenue	1,661	1,131	1,141	1,403
Selling and marketing	1,003	1,093	1,028	1,367
General and administrative	943	764	744	1,087
Research and development	-	919	867	903
Goodwill impairment	-	-	-	32,609
Total operating expenses	3,607	3,907	3,780	37,369
Operating income/(loss)	(339)	(309)	95	(32,962)
Other income/(expense)	(10)	(109)	(167)	1,574
Loss before tax benefit	$(349)	$(418)	$(72)	$(31,388)

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, professional services, and annual user group meeting fees. Software licenses are billed by the number of concurrent sessions a Partner has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fixes, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training and implementation as well as custom mobile branding. The following table reflects our service revenue for the year ended December 31, 2023, compared to the year ended December 31, 2022:

	Year Ended December 31,
	2023	2022	Dollar Change	Percent Change
Software solutions revenue	$18,047	$15,148	$2,899	19%

The increase is primarily related to a $2,352 increase in recurring software license and maintenance and support subscriptions an increase in professional services of $307, and an increase in perpetual software license revenue of $240.

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries, benefits, bonuses, and amortization expense related to the technology, cost of data center hosting, third-party software modules, annual user group meeting costs, and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the year ended December 31, 2023, compared to the year ended December 31, 2022:

	Year Ended December 31,
	2023	2022	Dollar Change	Percent Change
Cost of software solutions revenue	$5,627	$5,336	$291	5%

The increase in cost of service revenue is primarily related an increase in software costs of $294, an increase in annual user group meeting expenses of $223, an increase in outside consulting services of $179, an increase in salaries, benefits, bonuses, and share-based compensation of $117, offset by the reclassification of $452 of research and development expenses out of cost of service revenue after carefully reviewing operating expenses, that qualify as research and development operating expenses, and a decrease in other cost of software solutions revenue of $71.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of December 31, 2023 and 2022. Backlog increased 29%, or $4,292 to $19,122 as of December 31, 2023 as compared to $14,830 as of December 31, 2022. Below is a table which displays the Software Solutions segment revenue backlog as of December 31, 2023 and 2022, which we expect to recognize as revenue within the next thirty-six months (in thousands):

Software Solutions backlog as of December 31, 2023	$19,122
Software Solutions backlog as of December 31, 2022	$14,830

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries, benefits, bonuses, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, UGM costs, and sales support software. The following table reflects our selling and marketing expenses for the year ended December 31, 2023, compared to the year ended December 31, 2022:

	Year Ended December 31,
	2023	2022	Dollar Change	Percent Change
Selling and marketing	$4,420	$4,491	$(71)	-2%

The decrease in selling and marketing expense is primarily related to decrease in marketing consultants costs of $137 and a decrease in annual user group meeting costs of $119, offset by an increase in salaries, benefits, bonuses, and share-based compensation of $160 related to an increase in headcount and expenses for the accrual of annual employee bonuses, and an increase in other selling and marketing costs of $25.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, amortization of intangible asset related to customer lists, legal, rent, equipment, accounting and other professional services, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the year ended December 31, 2023, compared to the year ended December 31, 2022:

	Year Ended December 31,
	2023	2022	Dollar Change	Percent Change
General and administrative	$4,518	$3,538	$980	28%

The increase in general and administrative expenses is primarily related to the reclassification of salaries and benefits from the Cloud Telecommunication Services segment of $682 after carefully reviewing expenses that related to the Software Solutions segment, an increase in salaries, benefits, bonuses, and share-based compensation of $300 related to salary increases and expense for accrual of annual employee bonuses, an increase in depreciation expense of $29, and an increase in other general and administrative expenses of $62, offset by a decrease in general and administrative expenses relating to the reclassification of research and development expenses out of general and administrative expenses after carefully reviewing expenses that qualify of $93.

Research and Development

Research and development expenses primarily consists of salaries, benefits, bonuses, share-based compensation, and outsourcing engineering services related to the development of our software solutions. The following table reflects our research and development expense for the year end December 31, 2023, compared to the year ended December 31, 2022:

	Year Ended December 31,
	2023	2022	Dollar Change	Percent Change
Research and development	$3,688	$2,689	$999	37%

The increase in research and development expenses is primarily related to the reclassification of research and development expenses out of cost of service revenue of $452 and out of general and administrative expense of $93, after carefully reviewing expenses that qualify as research and development operating expenses, an increase in salaries, benefits, bonuses, and share-based compensation of $273 related to an increase in headcount, salary increases, and expenses for accrual of annual employee bonuses, an increase in outside consulting services of $132, and an increase in other research and development expenses of $49.

Other Income/(Expense)

Other income/(expense) primarily relates to interest expense, net foreign exchange gains or losses, and other income and expenses. The following table reflects our other expense for the year ended December 31, 2023, compared to the year ended December 31, 2022:

	Year Ended December 31,
	2023	2022	Dollar Change	Percent Change
Other income	$66	$1,288	$(1,222)	-95%

The decrease in other income/(expense) is primarily related to the prior year release of a sales tax accrual of $1,435, offset by a decrease in foreign exchange losses of $133, and an increase in other income of $80.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We finance our operations primarily through services, software solutions, and product sales to our customers. As of December 31, 2023 and 2022, we had cash and cash equivalents of $10,347 and $5,475, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment, asset acquisitions, business combinations, and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

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

Operating Activities

Cash provided by or used in operating activities is driven by our net loss, adjustments to reconcile to net cash provided by or used in operating activities, the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business. The following table reflects our net cash provided by/(used in) operating activities for the year ended December 31, 2023, compared to the year ended December 31, 2022:

	Year Ended December 31,
	2023	2022	Dollar Change	Percent Change
Net cash provided by/(used in) operating activities	$3,499	$(411)	$3,910	951%

The net cash provided by operations was primarily driven by non-cash expenses for depreciation and amortization of $3,573 and share-based compensation of $3,849, a decrease in inventories of $297, a decrease in other assets of $651, and an increase in accounts payable and accrued expenses of $623, offset by our net loss for the year ended December 31, 2023 of $362, the gain on disposal of property and equipment of $1,459, an increase in trade receivables of $164, an increase in contract assets of $109, an increase in equipment financing receivables of $905, an increase in contract costs of $1,473, and a decrease in contract liabilities of $997.

The net cash used in operations for the year ended December 31, 2022, was primarily driven by our net loss of $35,413, the non-cash release of sales tax accrual of $1,435, an increase in trade receivables receivable of $361, an increase in equipment financing receivables of $616, an increase in contract costs of $788, an increase in other assets of $544, and a decrease in contract liabilities of $360, offset by non-cash expenses for depreciation and amortization of $2,747, share-based compensation $4,374, and goodwill and long-lived asset impairment of $32,678, and an increase in accounts payable and accrued expenses of $246.

Investing Activities

Cash provided by or used in investing activities is driven by the purchase of property and equipment, business combinations, and asset acquisitions. The following table reflects our net cash provided by/(used in) investing activities for the year ended December 31, 2023, compared to the year ended December 31, 2022:

	Year Ended December 31,
	2023	2022	Dollar Change	Percent Change
Net cash provided by/(used in) investing activities	$3,700	$(1,703)	$5,403	317%

Net cash provided by investing activities for the year ended December 31, 2023 primarily relates to the sale of the corporate headquarters located in Tempe, Arizona, which generated $3,792 in proceeds from the sale, offset by the purchases of property and equipment of $92.

Net cash used in investing activities for the year ended December 31, 2022 primarily relates to the purchases of property and equipment of $289 and the acquisition of a business, net of cash acquired of $1,414.

Financing Activities

Cash provided by or used in financing activities is driven by the proceeds from the exercise of options, taxes paid on the net settlement of stock options and RSUs, payments of contingent consideration, proceeds from finance leases and notes payable, repayments made on finance leases and notes payable, proceeds and repayments on line of credit, and proceeds from the issuance of common stock in connection with an offering. The following table reflects our net cash provided by financing activities for the year ended December 31, 2023, compared to the year ended December 31, 2022:

	Year Ended December 31,
	2023	2022	Dollar Change	Percent Change
Net cash provided by/(used in) financing activities	$(2,306)	$(54)	$(2,252)	4170%

Net cash used in financing activities for the year ended December 31, 2023 primarily relates to repayments made on finance leases and notes payable of $2,349, payments of employee tax withholdings related to the net settlement of stock options and RSUs of $264, dividend payments of $130, and repayments on the line of credit of $82, offset by proceeds from notes payable of $278 and cash proceeds from the exercise of stock options of $241.

Net cash used in financing activities in the year ended December 31, 2022, primarily relates to dividend payments of $462, payments of employee tax withholdings related to the net settlement of stock options and RSUs of $290, and repayments made on finance leases and notes payable of $200, offset by cash proceeds from the exercise of stock options of $816 and proceeds from the line of credit of $82.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2023, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

RELATED PARTY TRANSACTIONS

 On November 1, 2022, the Company completed the acquisition of Allegiant Networks, LLC, a Kansas limited liability company (the “Allegiant Networks”) to acquire from Seller one hundred percent (100%) of the issued and outstanding shares of Allegiant Networks in exchange for (i) a cash payment at closing in the amount of $2.0 million, (ii) a three-year promissory note by the Company in favor of Seller in the amount of $1.1 million, and (iii) 2,461,538 shares of the Company’s common stock, par value $0.001 per share. In connection with this transaction, the seller Bryan Dancer, became a greater than five percent shareholder of the Company. Therefore, the three-year promissory note in the amount of $1.1 million, is considered a related party transaction. The loan agreement has a term of three (3) years with quarterly payments of Ninety-Eight Thousand Three Hundred Eighty-one Dollars ($98,381), including interest at 4.00%, beginning on April 1, 2023. As of December 31, 2023 and 2022, the outstanding balance of the related party note payable was $843 and $1,100, respectively. During the year ended December 31, 2023, the Company paid principal and interest of $257 and $38, respectively.

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

Stockholders and Board of Directors

Crexendo, Inc. and Subsidiaries

Tempe, AZ

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Crexendo, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income/(loss), stockholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

Significant judgment is exercised by the Company in determining revenue recognition for certain customer agreements, and includes the following:

•	Determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together, such as hard goods and related services that are sold with contracts.
•	Determination of stand-alone selling prices for each distinct performance obligation and for products and services that are not sold separately.
•	The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.

Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for these customer agreements included the following:

•	We gained an understanding of internal controls related to the identification of distinct performance obligations, the determination of the timing of revenue recognition, and the relative selling value.
•	We evaluated management’s significant accounting policies related to these customer agreements for reasonableness.
•	We selected a sample of customer agreements and performed the following procedures:
o	Obtained and read contract source documents for each selection and other documents that were part of the agreement, if applicable.
o	Tested management’s identification of significant terms for completeness, including the identification of distinct performance obligations and relative selling prices.
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

Pittsburgh, Pennsylvania

March 5, 2024

CREXENDO, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value and share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$10,347	$5,475
Trade receivables, net of allowance of $116 and $131, respectively	3,476	3,297
Contract assets, net of allowance of $85 and $0, respectively	342	318
Inventories	382	679
Equipment financing receivables, net of allowance of $56 and $0, respectively	856	635
Contract costs	1,345	841
Prepaid expenses	508	431
Other current assets	35	674
Total current assets	17,291	12,350

Long-term equipment financing receivables, net of allowance of $115 and $0, respectively	1,768	1,255
Property and equipment, net	670	3,315
Operating lease right-of-use assets	1,009	1,081
Intangible assets, net	23,556	26,725
Goodwill	9,454	9,454
Contract costs, net of current portion	2,273	1,304
Other long-term assets	139	150
Total Assets	$56,160	$55,634

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$769	$1,206
Accrued expenses	5,951	4,890
Finance leases	75	95
Notes payable	457	420
Operating lease liabilities	566	363
Income tax payable	53	79
Contract liabilities	2,390	3,338
Total current liabilities	10,261	10,391

Contract liabilities, net of current portion	198	247
Finance leases, net of current portion	23	98
Notes payable, net of current portion	592	2,605
Line of credit	-	82
Operating lease liabilities, net of current portion	473	752
Total liabilities	11,547	14,175

Commitments and contingencies (Note 19)

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 50,000,000 shares, 26,130,218 shares issued and outstanding as of December 31, 2023 and 25,670,773 shares issued
and outstanding as of December 31, 2022	26	26
Additional paid-in capital	132,888	129,192
Accumulated deficit	(88,467)	(87,946)
Accumulated other comprehensive income	166	187
Total stockholders' equity	44,613	41,459

Total Liabilities and Stockholders' Equity	$56,160	$55,634

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share and share data)

	2023	2022
Service revenue	$29,668	$19,515
Software solutions	18,047	15,148
Product revenue	5,484	2,891
Total revenue	53,199	37,554

Operating expenses:
Cost of service revenue	12,606	6,711
Cost of software solutions	5,627	5,336
Cost of product revenue	3,331	1,637
Selling and marketing	14,671	11,725
General and administrative	13,793	12,904
Research and development	4,860	3,955
Goodwill and long-lived asset impairment	-	32,678
Total operating expenses	54,888	74,946

Loss from operations	(1,689)	(37,392)

Other income/(expense):
Interest income	2	-
Interest expense	(115)	(78)
Gain on sale of property and equipment	1,459	-
Other income	79	1,295
Total other income, net	1,425	1,217

Loss before income tax	(264)	(36,175)

Income tax benefit/(provision)	(98)	762

Net loss	$(362)	$(35,413)

Earnings per common share:
Basic	$(0.01)	$(1.54)
Diluted	$(0.01)	$(1.54)

Weighted-average common shares outstanding:
Basic	25,944,748	22,939,514
Diluted	25,944,748	22,939,514

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income/(Loss)

(In thousands)

	Year Ended December 31,
	2023	2022
Net income/(loss)	$(362)	$(35,413)
Other comprehensive income/(loss), net of tax
Foreign currency translation gain/(loss)	(21)	175
Total other comprehensive income/(loss)	(21)	175
Comprehensive income/(loss)	$(383)	$(35,238)

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2022	22,054,239	22	118,432	12	(52,533)	65,933
Share-based compensation	-	-	4,374	-	-	4,374
Vesting of restricted stock units	361,889	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	175	-	175
Issuance of common stock for exercise of stock options	793,107	2	814	-	-	816
Taxes paid on the net settlement of stock options	-	-	(290)	-	-	(290)
Issuance of common stock in connection with business acquisition	2,461,538	2	6,324	-	-	6,326
Dividends declared	-	-	(462)	-	-	(462)
Net loss	-	-	-	-	(35,413)	(35,413)
Balance, December 31, 2022	25,670,773	$26	$129,192	$187	$(87,946)	$41,459
Share-based compensation	-	-	3,849	-	-	3,849
Cumulative effect of accounting change	-	-	-	-	(159)	(159)
Vesting of restricted stock units	275,924	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	(21)	-	(21)
Issuance of common stock for exercise of stock options	183,521	-	241	-	-	241
Taxes paid on the net settlement of stock options	-	-	(264)	-	-	(264)
Dividends declared	-	-	(130)	-	-	(130)
Net loss	-	-	-	-	(362)	(362)
Balance, December 31, 2023	26,130,218	$26	$132,888	$166	$(88,467)	$44,613

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(362)	$(35,413)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	3,573	2,747
Deferred tax asset	-	(936)
Share-based compensation	3,849	4,374
Goodwill and long-lived asset impairment	-	32,678
Non-cash release of sales tax accrual	-	(1,435)
Non-cash operating lease amortization	(4)	(23)
Gain on disposal of property and equipment	(1,459)	-
Allowance for credit losses	82	-
Changes in assets and liabilities:
Trade receivables	(164)	(361)
Contract assets	(109)	(57)
Equipment financing receivables	(905)	(616)
Inventories	297	36
Contract costs	(1,473)	(788)
Prepaid expenses	(77)	(25)
Income tax receivable	-	11
Other assets	651	(544)
Accounts payable and accrued expenses	623	246
Income tax payable	(26)	55
Contract liabilities	(997)	(360)
Net cash provided by/(used in) operating activities	3,499	(411)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(92)	(289)
Proceeds from the sale of property and equipment	3,792	-
Acquisition of a business, net of cash aquired	-	(1,414)
Net cash provided by/(used in) investing activities	3,700	(1,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings/(repayments) on line of credit, net	(82)	82
Proceeds from notes payable	278	-
Repayments made on finance leases	(95)	(110)
Repayments made on notes payable	(2,254)	(90)
Proceeds from exercise of options	241	816
Dividend payments	(130)	(462)
Taxes paid on the net settlement of stock options and RSUs	(264)	(290)
Net cash provided by/(used for) financing activities	(2,306)	(54)
Effect of exchange rate changes on cash	(21)	175
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	4,872	(1,993)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	5,475	7,468
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$10,347	$5,475

Supplemental disclosure of cash flow information:
Cash used during the year for:
Income taxes, net	$(121)	$(118)
Interest expense	$(115)	$(78)
Supplemental disclosure of non-cash investing and financing information:
Stock issued for acquisitions	$-	$6,326

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies

Description of Business –Crexendo, Inc. is incorporated in the state of Nevada. As used hereafter in the notes to consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company.” Crexendo, Inc. is an award-winning premier provider of cloud communication platform and services, video collaboration and managed IT services designed to provide enterprise-class cloud solutions to any size business. Our solutions currently support over three million end users globally. The Company has two operating segments, which consist of Cloud Telecommunications and Software Solutions.

Basis of Presentation –The consolidated financial statements include the accounts and operations of Crexendo, Inc. and its wholly owned subsidiaries, which include Allegiant Networks, LLC, Crexendo Business Solutions, Inc., NetSapiens, LLC, Crexendo Business Solutions of Virginia, Inc., NSHC, Inc., NetSapiens Canada, Inc., NetSapiens International Limited and Crexendo International, Inc. All intercompany account balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These consolidated financial statements reflect the results of operations, financial position, changes in stockholders’ equity, and cash flows of our Company.

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

Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the year ended December 31, 2023 and 2022, we recorded foreign currency translation gains/(losses) of $21, and $175, respectively, in our statements of comprehensive income (loss).

Cash and Cash Equivalents –We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2023 and 2022, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $9,587 and $4,750, respectively.

Trade Receivables and Allowance for Credit Losses –Trade receivables from our cloud telecommunications services and software solutions segments are recorded at invoiced amounts. Trade receivables are generally due within 30 days after the invoice date. We provide an allowance for credit losses based on historical loss experience, the age of the receivables, specific troubled accounts and other currently available information.

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

Contract Costs – Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining telecommunications contracts which are recoverable. The Company capitalized contract costs in the amount of $3,618 and $2,145 at December 31, 2023 and 2022, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate which typically range from thirty-six to sixty months and are included in selling and marketing expenses. During the years ended December 31, 2023 and 2022, the Company amortized $1,720 and $1,249, respectively, and there was no impairment loss in relation to the costs capitalized.

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

Intangible Assets – Our intangible assets consist of customer relationships, developed technologies, trademarks and trade name. The intangible assets are amortized following the patterns in which the economic benefits are consumed or straight-line over the estimated useful life. We periodically review the estimated useful lives of our intangible assets and review these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset. There was no impairment of intangible assets identified for the years ended December 31, 2023 and 2022.

 Amortizable intangible assets are amortized over the estimated useful lives as follows:

Customer relationship	6 to 16 years
Developed technologies	2 to 6 years
Trademark and trade names	4 years

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

Product Warranty – We provide for the estimated cost of product warranties at the time we recognize revenue.  We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. We base our estimated warranty obligation upon warranty terms, ongoing product failure rates, and current period product shipments. If actual product failure rates, repair rates or any other post-sales support costs were to differ from our estimates, we would be required to make revisions to the estimated warranty liability. Warranty terms generally last for the duration that the customer has service. For the years ended December 31, 2023 and 2022, actual warranty costs were approximately 0.9% and 1.3% of prior year net product revenue, respectively.  The annual warranty provision for the year ended December 31, 2023 and 2022 was approximately 0.9% and 2.3% of current year net product revenue, respectively.

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

Income Taxes – We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows.  In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. At December 31, 2022, we determined that it is more likely-than-not that we will not be able to realize our deferred income tax assets in the future. A valuation allowance of $4,782 and $3,179 was recorded against our gross deferred tax asset balance as of December 31, 2023 and 2022, respectively.

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

Significant Customers – No customer accounted for 10% or more of our total revenue for the years ended December 31, 2023 and 2022.  No customer accounted for 10% or more of our total trade receivables as of December 31, 2023 and 2022.

Recently Adopted Accounting Pronouncements - In August 2020, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, which simplifies the accounting for convertible instruments. ASU 2020-06 eliminates certain models that require separate accounting for embedded conversion features, in certain cases. Additionally, among other changes, the guidance eliminates certain of the conditions for equity classification for contracts in an entity’s own equity. ASU 2020-06 also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. ASU 2020-06 is effective for our fiscal year beginning after December 15, 2021, including interim periods within this fiscal year. This guidance can be applied using either a modified or full retrospective approach. The Company adopted ASU 2020-06 effective January 1, 2022. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

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

Recently Issued Accounting Pronouncements – In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis. Early adoption is permitted. We are currently evaluating the impact of adopting this new ASU on our interim and annual consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The ASU’s amendments are effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

2. Changes in Accounting Principles

On January 1, 2023, the Company adopted ASC 326 Financial Instruments — Credit Losses (“ASC 326”). The new standard updates the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss (“CECL”) model. For trade and other receivables, held-to-maturity debt securities, loans, contract assets, and other instruments, entities are required to use a new forward-looking "expected loss" model that generally results in the earlier recognition of an allowance for credit losses. The Company applied the modified retrospective method of adoption for ASC 326. Under this transition method, the Company applied the transition provisions starting at the date of adoption. The cumulative effect of the adoption of ASC 326 on our January 1, 2023 Consolidated Balance Sheet was as follows:

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

3. Revenue

Revenue is measured based on consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product, service, or software solution to a customer. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue.  For more detailed information about reportable segments, see Note 21.

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

Cloud Telecommunications Services – Cloud telecommunication services include voice, data, collaboration software, broadband Internet access, managed IT services, cloud server rental and support, managed security, cabling, software license sales, interest generated from equipment financing revenue, and support for premise-based PBX phone systems. The Company recognizes revenue as services are provided in service revenue. Fees generated from reselling broadband Internet access are recognized as revenue net of the costs charged by the third-party service providers. Cloud telecommunications services are billed and paid on a monthly basis. Our telecommunications services contracts typically have a term of thirty-six to sixty months.

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

Year Ended December 31, 2023	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$5,484	$-	$5,484
Equipment financing revenue	501	-	501
Telecommunications services	25,168	-	25,168
Fees, commissions, and other, recognized over time	1,899	-	1,899
One time fees, commissions and other	2,100	-	2,100
Software licenses	-	3,454	3,454
Subscription maintenance and support	-	13,181	13,181
Professional services and other	-	1,412	1,412
	$35,152	$18,047	$53,199
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$7,584	$4,866	$12,450
Products, services, and fees transferred over time	27,568	13,181	40,749
	$35,152	$18,047	$53,199

Year Ended December 31, 2022	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$2,891	$-	$2,891
Equipment financing revenue	335	-	335
Telecommunications services	16,560	-	16,560
Fees, commissions, and other, recognized over time	1,709	-	1,709
One time fees, commissions and other	911	-	911
Software licenses	-	3,214	3,214
Subscription maintenance and support	-	10,829	10,829
Professional services and other	-	1,105	1,105
	$22,406	$15,148	$37,554
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$3,802	$4,319	$8,121
Products, services, and fees transferred over time	18,604	10,829	29,433
	$22,406	$15,148	$37,554

Contract balances

                The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

	December 31,
(In thousands)	2023	2022
Receivables, which are included in trade receivables, net of allowance for doubtful accounts	$3,476	$3,297
Contract assets	342	318
Contract liabilities	2,588	3,585

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	For the Year Ended		For the Year Ended
(In thousands)	December 31, 2023		December 31, 2022
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(3,393)	$-	$(3,046)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	2,396	-	3,603
Transferred to receivables from contract assets recognized at the beginning of the period	(192)	-	(166)	-
Increase due to additional unamortized discounts	216	-	223	-

Contract assets allowance for credit losses

Our contract assets balance consists of the Company’s rights to consideration for work completed but not billed as of the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract assets were as follows (in thousands):

	December 31,
	2023	2022
Gross contract assets	$427	$318
Less: allowance for credit losses	(85)	-
Contract assets, net of allowance for credit losses	$342	$318

                The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2022	$-
Cumulative effect of accounting change	29
Provision	2
Write-offs	-
Recoveries and other	-
Balance at March 31, 2023	$31
Provision	(8)
Write-offs	-
Recoveries and other	-
Balance at June 30, 2023	$23
Provision	11
Write-offs	-
Recoveries and other	-
Balance at September 30, 2023	$34
Provision	53
Write-offs	(2)
Recoveries and other	-
Balance at December 31, 2023	$85

The allowance for credit losses is determined based on an assessment of historical collection experience using the loss-rate method as well as consideration of current and future economic conditions and changes in our loss-rate trends. We utilize a five-year lookback period to establish our estimate of expected credit losses, as our contractual terms range from three to five years. Based on that assessment, the allowance for credit losses as a percent of gross contract assets increased to 20.0% at December 31, 2023 from 0% at December 31, 2022.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2024	2025	2026	2027	2028 and thereafter	Total
Desktop devices	$229	-	-	-	-	$229
Telecommunications services	$18,589	12,776	7,645	4,316	1,255	$44,581
Software Solutions	$10,350	5,040	2,596	1,056	80	$19,122
All consideration from contracts with customers is included in the amounts presented above

4. Earnings Per Common Share

                Basic net income/(loss) per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the years ended December 31, 2023 and 2022 are the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net income per common share:

	Year Ended December 31,
	2023	2022
Net loss (in thousands) (A)	$(362)	$(35,413)

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	25,944,748	22,939,514
Dilutive effect of stock-based awards	-	-
Diluted weighted-average outstanding shares of common stock (C)	25,944,748	22,939,514

Earnings per common share:
Basic (A/B)	$(0.01)	$(1.54)
Diluted (A/C)	$(0.01)	$(1.54)

For the years ended December 31, 2023 and 2022, respectively, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted earnings per share because including them would be anti-dilutive.

	Year Ended December 31,
	2023	2022
Stock options	4,580,824	2,846,670

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

The following unaudited pro forma information presents our consolidated results of operations as if Allegiant Networks had been included in our consolidated results since January 1, 2022:

	For the Year Ended December 31, (Unaudited, in thousands)
	2023	2022
Revenues	$53,199	$46,765
Net loss	(362)	(35,636)
Earnings per share	$(0.01)	$(1.40)

The unaudited pro forma financial information is presented for informational purposes only and may not necessarily reflect the Company’s future results of operations or what the results of operations would have been had the Company owned and operated Allegiant Networks as of January 1, 2022.

Acquisition related expenses incurred by us in connection with the Allegiant Networks acquisition of $18 for the year ended December 31, 2022, are recorded within general and administrative expenses in our consolidated statements of operations.

6. Trade Receivables and Allowance for Credit Losses

Our trade receivables balance consists of traditional trade receivables. Trade receivables were as follows (in thousands):

	December 31,
	2023	2022
Gross trade receivables	$3,592	$3,428
Less: allowance for credit losses	(116)	(131)
Trade receivables, net	$3,476	$3,297

Current trade receivables, net	$3,476	$3,297
Long-term trade receivables, net	-	-
Trade receivables, net	$3,476	$3,297

                The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2022	$131
Cumulative effect of accounting change	18
Provision	45
Write-offs	(7)
Recoveries and other	-
Balance at March 31, 2023	$187
Provision	68
Write-offs	(111)
Recoveries and other	-
Balance at June 30, 2023	$144
Provision	(30)
Write-offs	(4)
Recoveries and other	-
Balance at September 30, 2023	$110
Provision	37
Write-offs	(31)
Recoveries and other	-
Balance at December 31, 2023	$116

The allowance for credit losses is determined based on an assessment of historical collection experience using the aging schedule method as well as consideration of current and future economic conditions. Based on that assessment, the allowance for credit losses as a percent of gross accounts receivable decreased to 3.2% at December 31, 2023 from 3.8% at December 31, 2022.

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

	December 31,
	2023	2022
Gross equipment financing receivables	$3,888	$2,666
Less: unearned income	(1,093)	(776)
Less: allowance for credit losses	(171)	-
Equipment financing receivables, net	$2,624	$1,890

Current equipment financing receivables, net	$856	$635
Long-term equipment financing receivables, net	1,768	1,255
Equipment financing receivables, net	$2,624	$1,890

                A summary of our gross equipment financing receivables’ future contractual maturities, is as follows (in thousands):

Year ending December 31,
2024	$1,291
2025	1,109
2026	759
2027	516
2028	213
2029 and thereafter	-
Total	$3,888

Allowance for Credit Losses

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2022	$-
Cumulative effect of accounting change	112
Provision	19
Write-offs	(4)
Recoveries and other	-
Balance at March 31, 2023	$127
Provision	23
Write-offs	(5)
Recoveries and other	-
Balance at June 30, 2023	$145
Provision	23
Write-offs	(7)
Recoveries and other	-
Balance at September 30, 2023	$161
Provision	27
Write-offs	(17)
Recoveries and other	-
Balance at December 31, 2023	$171

Aging of Receivables

                The aging of gross equipment financing receivables was as follows (in thousands):

	December 31,
	2023	2022
Past due amounts 0 - 90 days	$2,623	$1,888
Past due amounts > 90 days	1	2
Total	$2,624	$1,890

Our equipment financing receivable portfolio is primarily in the United States. Consistent with our adoption of ASC 326, effective January 1, 2023 (see Note 1 – Recently Adopted Accounting Pronouncements), the allowance for credit losses is determined principally based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, the allowance for credit losses increased to 6.1% of gross equipment financing receivables (net of unearned income) at December 31, 2023 from 0% at December 31, 2022.

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

The table below shows gross equipment financing receivables and current period gross write offs by year of origination (in thousands):

	December 31, 2023							December 31, 2022
	2023	2022	2021	2020	2019	Prior	Total Equipment Financing Receivables	Total Equipment Financing Receivables
United States	$1,540	777	211	196	71	-	$2,795	$1,890
Current period gross write offs	$14	14	2	2	1	-	$33	$20

8. Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid corporate insurance	$68	$117
Prepaid software services and support	245	122
Prepaid employee insurance premiums	-	30
Nasdaq Listing Fee	-	15
User group meeting	84	-
Other prepaid expenses	111	147
Total prepaid expenses	$508	$431

9. Property and Equipment and Property and Equipment, Held for Sale

Property and equipment consisted of the following (in thousands):

	December 31,
	2023	2022
Building	$-	$2,000
Land	-	500
Computer and office equipment	2,700	2,726
Computer software	625	576
Internal-use software	14	14
Furniture and fixtures	64	75
Vehicles	143	130
Leasehold improvements	15	15
Less: accumulated depreciation	(2,891)	(2,721)
Total property and equipment, net	$670	$3,315

Property and equipment, held for sale

In March 2023, the Company’s committed to and commenced a plan to sell our corporate headquarters land and building located in Tempe, Arizona. On May 16, 2023, the Company entered into a Purchase and Sale Agreement with Nectar Equities, LLC, an independent third-party, for the sale of our corporate headquarters land and building.  The Company classified the corporate headquarters land and building as property and equipment, held for sale on the condensed consolidated balance sheet as of June 30, 2023. The sale closed on August 9, 2023, for a purchase price of $4.0 million. The proceeds from the sale were used to repay the outstanding note payable with Bank of America, N.A. of $1.8 million, closing costs and commissions of approximately $208, generating approximately $2.0 million in net proceeds from the sale. In connection with the sale of the land and building, we entered into a lease agreement to leaseback the property for an initial term of eighteen full calendar months, see Note 18 – Leases for additional details of the leaseback agreement.

Depreciation expense is included in general and administrative expenses and totaled $404 and $311 for the years ended December 31, 2023 and 2022, respectively.

10. Intangible Assets and Goodwill

On December 31, 2022, the Company determined there was a triggering event, primarily caused by a sustained decrease in the Company's stock price and we retained an independent third-party valuation firm to assist management in performing the quantitative impairment tests. The results of the goodwill and intangible asset impairment tests indicated that the carrying value of goodwill exceeded the estimated fair value and no impairment was required for intangible assets. Thus, as of December 31, 2022, the Company recorded an impairment of $32.6 million related to its goodwill book value for the software solutions operating segment. For further information, see Note 1 (Significant Accounting Polices).

On November 1, 2022, the Company acquired $7,000 in intangible assets in connection with the Allegiant Networks business acquisition. On June 1, 2021, the Company acquired $21,100 in intangible assets in connection with the NetSapiens business acquisition. On January 14, 2021, the Company acquired $2,200 in intangible assets in connection with the Centric Telecom business acquisition.

Acquired intangible assets subject to amortization consist of the following (in thousands):

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$26,073	$(5,260)	$20,813	$26,073	$(3,052)	$23,021
Developed technologies	4,900	(2,269)	2,631	4,900	(1,410)	3,490
Trademark and trade names	400	(288)	112	400	(186)	214
Total acquired intangible assets	$31,373	$(7,817)	$23,556	$31,373	$(4,648)	$26,725

As of December 31, 2023, the weighted average remaining useful life for customer relationships was 13.4 years, developed technologies was 3.7 years, and trademarks and trade names was 1.7 years.

Amortization expense for customer relationships intangible assets is included in sales and marketing expenses and totaled $2,183 and $1,433 for the years ended December 31, 2023 and 2022, respectively. Amortization expense for developed technologies intangible assets is included in cost of software solutions revenue and totaled $860 and $882 for the years ended December 31, 2023 and 2022, respectively. Amortization expense for trademark and trade name intangible assets is included in general and administrative expenses and totaled $127 and $121 for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, annual amortization of definite lived intangible assets, based on existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Year ending December 31,
2024	$3,028
2025	2,770
2026	2,457
2027	2,202
2028 and thereafter	13,099
Total	$23,556

The following table provides a summary of changes in the carrying amounts of goodwill (in thousands):

Goodwill
Balance at January 1, 2022	$36,972
Centric Telecom business acquisition	5,091
Impairment	(32,609)
Balance at December 31, 2022	9,454
Additions	-
Balance at December 31, 2023	$9,454

11. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued wages and benefits	$2,884	$2,427
Accrued accounts payable	1,297	987
Accrued sales and telecommunications taxes	1,234	846
Product warranty liability	25	55
Credit cards	113	-
Other	398	575
Total accrued expenses	$5,951	$4,890

The changes in aggregate product warranty liabilities for the years ended December 31, 2023 and 2022 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2022	$50
Accrual for warranties	55
Adjustments related to pre-existing warranties	(26)
Warranty settlements	(24)
Balance at December 31, 2022	55
Accrual for warranties	25
Adjustments related to pre-existing warranties	(32)
Warranty settlements	(23)
Balance at December 31, 2023	$25

Product warranty expense is included in cost of product revenue and totaled $25 and $29 for the years ended December 31, 2023 and 2022, respectively.

12. Notes Payable

Notes payable consists of a short and long-term financing arrangements:

	December 31,
	2023	2022
Related party note payable	$843	$1,100
Other notes payable	206	1,925
Total notes payable	$1,049	$3,025
Less: current notes payable	(457)	(420)
Notes payable, net of current portion	$592	$2,605

On February 27, 2023, we entered into a promissory note with CrossFirst Bank in the amount of $278. The promissory note has a term of three (3) years with monthly payments of Eight Thousand Five Hundred Forty-Three ($8,543), including interest of 6.58%, beginning on March 27, 2023. Additionally, the promissory note is subject to certain financial covenants.

On November 1, 2022, as part of the acquisition of Allegiant Networks, we entered into a promissory note with the seller in the amount of $1.1 million. The loan agreement has a term of three (3) years with quarterly payments of Ninety-Eight Thousand Three Hundred Eighty-One ($98,381), including interest at 4.00%, beginning on April 1, 2023. As of December 31, 2023 and 2022, the outstanding balance of the related party note payable was $843 and $1,100, respectively. During the year ended December 31, 2023, the Company paid principal and interest of $257 and $38, respectively.

As part of the November 1, 2022 acquisition of Allegiant Networks, we assumed two promissory notes with CrossFirst Bank. One loan agreement for $125 has a term of three (3) years with monthly payments of Three Thousand Seven Hundred Seven Dollars ($3,707), including interest of 4.25%, beginning on October 30, 2020. On February 27, 2023, the balance of this note was paid off and added to the promissory note with CrossFirst Bank. The second loan agreement for $150 has a term of three (3) years with monthly payments of Four Thousand Four Hundred Sixty-Six ($4,466), including interest of 4.50%, beginning on September 1, 2021. On February 27, 2023, the balance of this note was paid off and added to the promissory note with CrossFirst Bank.

On January 27, 2020, we entered into a Fixed Rate Term Loan Agreement with Bank of America, N.A. to finance $2.0 million to purchase our corporate office building. The Loan Agreement had a term of seven (7) years with monthly payments of Eleven Thousand Eight Hundred Forty-One ($11,841), including interest of 3.67%, beginning on March 1, 2020, secured by the office building. On August 9, 2023, the Company entered into a sale leaseback agreement and used a portion of the proceeds to repay the note payable in full.

As of December 31, 2023, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2024	$457
2025	478
2026	114
2027	-
2028	-
Total	$1,049

13. Line of Credit

The Company maintains a line of credit with a maximum principal amount of $700, payable upon demand. The line of credit was renewed on February 27, 2024 and will expire on February 27, 2025. The line of credit bears interest at 0.50% over the Wall Street Journal Prime Rate. As of December 31, 2023, there was an outstanding balance of $0, and $700 remained available for borrowing. The line of credit is collateralized by all Company assets and subject to certain financial covenants.

14. Fair Value Measurements

We have financial instruments as of December 31, 2023 and 2022 for which the fair value is summarized below (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$3,476	$3,476	$3,297	$3,297
Equipment financing receivables	2,624	2,624	1,890	1,890
Liabilities:
Finance leases	$98	$98	$193	$193
Notes payable	1,049	1,012	3,025	2,724

We have no liabilities for which fair value is recognized in the balance sheet on a recurring basis as of December 31, 2023 and 2022.

15. Equity

Common Stock

Shares of common stock reserved for future issuance as of December 31, 2023 were as follows:

Stock-based compensation plans:
Outstanding option awards	8,016
Available for future grants	2,342
10,358

16. Stock-Based Compensation

                We have various incentive stock-based compensation plans that provide for the grant of stock options, restricted stock units (RSUs), and other share-based awards of up to 10,358 shares to eligible employees, consultants, and directors. As of December 31, 2023, we had 2,342 shares remaining in the plans available to grant.

Stock Options

The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2023 and 2022 using the Black-Scholes option-pricing model were as follows:

	Year Ended December 31,
	2023	2022
Weighted-average fair value of options granted	$1.38	$2.31
Expected volatility	88%	82%
Expected life (in years)	5.74	5.72
Risk-free interest rate	3.76%	2.99%
Expected dividend yield	0.00%	0.00%

The expected volatility of the options is determined using historical volatilities based on historical stock prices. The expected life of the options granted is based on our historical share option exercise experience. The risk-free interest rate is determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the option. During 2023 and 2022, the company declared and paid quarterly dividends of $0.005, however, the expected annual dividend yield was less than half of one percent during 2023 and 2022. In March 2023, our Board of Directors cancelled the quarterly dividend.

The following table summarizes the stock option activity under the plans for the years ended December 31, 2023 and 2022:

		Weighted-	Weighted-Average	Aggregate
	Number of	Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contract Life	(in thousands)
Outstanding at January 1, 2022	6,988,843	2.40	4.5 years	19,829
Granted	1,926,000	3.34
Exercised	(960,865)	1.33
Cancelled/forfeited	(301,014)	3.59
Outstanding at December 31, 2022	7,652,964	2.73	5.3 years	3,362
Granted	965,500	1.88
Exercised	(183,521)	1.32
Cancelled/forfeited	(439,144)	3.04
Outstanding at December 31, 2023	7,995,799	2.64	4.9 years	19,469
Shares vested and expected to vest	7,790,316	2.64	4.9 years	19,051
Exercisable as of December 31, 2023	6,417,000	2.57	3.9 years	16,278
Exercisable as of December 31, 2022	5,655,810	2.25	4.1 years	3,362

The total intrinsic value of options exercised during the years ended December 31, 2023 and 2022, was $154 and $1,576, respectively.

As of December 31, 2023, the total future compensation expense related to non-vested options not yet recognized in the consolidated statements of operations was approximately $3,136 and the weighted-average period over which these awards are expected to be recognized is approximately 1.5 years.

Restricted Stock Units:

The following table summarizes the RSUs outstanding:

	Years Ended December 31,
	2024	2025	2026
RSUs with service-based vesting conditions	13,334	-	-

The following table summarizes the RSUs activity under the plans for the years ended December 31, 2023 and 2022:

	Number of	Weighted-Average
	Units	Fair Value
Outstanding at January 1, 2022	39,138	$4.05
Granted	592,500	2.70
Vested/released	(475,653)	2.50
Cancelled/forfeited	-	-
Outstanding at December 31, 2022	155,985	3.62
Granted	255,000	1.87
Vested/released	(397,651)	2.57
Cancelled/forfeited	-	-
Outstanding at December 31, 2023	13,334	1.73

The weighted-average grant-date fair value of RSUs granted year ended December 31, 2023 and 2022 was $1.87 and $2.70, respectively.

The total intrinsic value of RSUs that vested and were released during the years ended December 31, 2023 and 2022 was $793 and $1,167 respectively.

As of December 31, 2023, the total future compensation expense related to non-vested RSUs not yet recognized in the consolidated statements of operations was approximately $23 and the weighted-average period over which these awards are expected to be recognized is approximately 1 year.

                The following table summarizes the statement of operations effect of stock-based compensation for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Share-based compensation expense by type:
Stock options	$3,221	$2,798
Restricted stock units	628	1,576
Total cost related to share-based compensation expense	$3,849	$4,374
Share-based compensation expense by financial statement line item:
Cost of revenue	$582	$425
Research and development	610	542
Selling and marketing	658	681
General and administrative	1,999	2,726
Total cost related to share-based compensation expense	$3,849	$4,374

The tax benefit related to stock compensation expense on net deferred tax assets at December 31, 2023 and 2022 was $747 and $510, respectively.

17. Income Taxes

The income tax benefit/(expense) consisted of the following for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Current income tax expense:
Federal	$-	$-
State and local	(98)	(174)
Current income tax expense	(98)	(174)

Deferred income tax benefit:
Federal	-	875
State and local	-	61
Deferred income tax benefit	-	936

Total income tax benefit/(provision)	$(98)	$762

The income tax provision attributable to income before income tax benefit for the years ended December 31, 2023 and 2022 differed from the amounts computed by applying the U.S. federal statutory tax rate of 21% and 21%, respectively, as a result of the following (in thousands):

	Year Ended December 31,
	2023	2022
U.S. federal statutory income tax benefit/(expense)	$56	$7,596
Increase in income tax benefit resulting from:
State and local income tax benefit/(expense), net of federal effect	(69)	697
Write-off goodwill	-	(6,848)
Change in the valuation allowance for net deferred income tax assets	219	(785)
Stock-based compensation	(418)	105
Other, net	114	(3)
Income tax benefit/(provision)	$(98)	$762

As of December 31, 2023 and 2022, significant components of net deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2023	2022
Deferred income tax assets:
Accrued expenses	$392	$490
Deferred revenue	466	698
Net operating loss carry-forwards	6,451	7,783
Stock-based compensation	747	510
Other	20	127
Subtotal	8,076	9,608
Valuation allowance	(4,782)	(3,179)
Total deferred income tax assets	3,294	6,429

Deferred income tax liabilities:
Property and equipment	(41)	(134)
Prepaid expenses and other	(723)	(455)
Intangible assets	(2,530)	(5,840)
Total deferred income tax liabilities	(3,294)	(6,429)

Net deferred income tax assets (liabilities)	$-	$-

As of December 31, 2023, we had NOL and research credit carry-forwards for U.S. federal income tax reporting purposes of approximately $21,480 and $2, respectively. $10,724 of the NOLs will begin to expire in 2032 through 2037, and the remaining $10,756 of the NOLs will not expire. The research tax credit will begin to expire in 2039 through 2040. Approximately $5,292 of the NOL carryforwards and $2 of the research credit carryforwards relate to the NetSapiens and Centric acquisitions.  A valuation allowance of $4,782 and $3,179 was recorded against our gross deferred tax asset balance as of December 31, 2023 and 2022, respectively.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more-likely-than-not that such assets will not be realized. In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods by jurisdiction, unitary versus stand-alone state tax filings, our experience with loss carryforwards expiring unutilized, and all tax planning alternatives that may be available. As of December 31, 2023, management reviewed the weight of all the positive and negative evidence available. Management reviewed negative evidence such as three years of cumulative pretax loss in the U.S. federal tax jurisdiction, and positive evidence such as projections of future pretax income and the duration of statutory carry-forward periods. As of December 31, 2023 the Company has a cumulative pretax loss for the three year lookback excluding the gain on the sale of property and equipment, which is considered significant objectively verifiable negative evidence. Management also evaluated projections of future pretax income and the duration of statutory carry-forward periods to determine if the NOL carryforwards could be utilized in whole or in part before they expire unutilized. Forecasts and projections of future income are inherently subjective and therefore generally are given less weight, based on the extent to which the assumptions can be objectively verified based on historical experience. Although historical trends utilized in our projections are objectively verifiable we assigned less weight to this positive evidence given the subjective nature of assumptions in projections. Management reviewed negative evidence related to experience of credits and loss carryforwards expiring unutilized, and determined that although negative evidence exists, it was not significant evidence, as the current loss carryforwards do not begin to expire until 2032 and therefore risk is minimal. After reviewing the weight of the positive and negative evidence, management determined that the positive evidence was not sufficient enough to overcome the negative evidence of cumulative pretax losses for the three-year lookback to conclude that it is more likely than not that deferred tax assets of $4,782 are realizable.  Therefore, a valuation allowance of $4,782 was recorded against our gross deferred tax asset balance as of December 31, 2023.

We also have state NOL and research and development credit carryforwards of approximately $25,509 and $19, which expire on specified dates as set forth in the rules of the various states to which the carryforwards relate. The company has recorded a valuation allowance of $19 and $61 against the research and development credit carryforwards as of December 31, 2023 and 2022, respectively.

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

The aggregate changes in the balance of unrecognized tax benefits during the years ended December 31, 2023 and 2022 were as follows (in thousands):

Balance as of January 1, 2022	$-
Reductions due to lapsed statute of limitations	-
Balance as of December 31, 2022	-
Reductions due to lapsed statute of limitations	-
Balance as of December 31, 2023	$-

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax provision in the consolidated statements of operations. There were no accrued interest and penalties as of December 31, 2023 and 2022, respectively.

Our U.S. federal income tax returns for fiscal 2020 through 2023 are open tax years. We also file in various states, with few exceptions, we are no longer subject to state income tax examinations by tax authorities for years prior to fiscal 2018.

18. Leases

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

We currently lease office space in Tempe, Arizona under a non-cancelable operating lease agreement that expires in 2025. On August 9, 2023, in connection with the sale of our corporate office building and land, we entered into a lease agreement to leaseback the property. The operating lease agreement has an initial term of eighteen full calendar months, with an option to terminate the lease on the last day of the twelfth full calendar month with a sixty-day notice. The operating lease agreement includes fixed fees for property tax, insurance, and common area maintenance (CAM). We account for the lease components and non-lease components such as fixed fee property tax and insurance charges as a single lease component. The CAM charges are considered a separate non-lease component of the lease agreement and are excluded from the measurement of the lease liability. We utilized our incremental borrowing rate of 6.58% to determine the present value of lease payments to determine our lease liability. Rental expense for the year ended December 31, 2023 and 2022 was approximately $111 and $0, respectively.

We currently lease office space in Reston, Virginia under a non-cancelable operating lease agreement that expires in 2025. The operating lease contains customary escalation clauses. Rental expense for the years ended December 31, 2023 and 2022 was approximately $39 and $49, respectively.

We leased office space in La Jolla, California under a non-cancelable operating lease agreement that expired in 2022.  The operating lease contains customary escalation clauses. Rental expense for the years ended December 31, 2023 and 2022 was approximately $0 and $373, respectively.

We currently lease office space in San Diego, California under a non-cancelable operating lease agreement that expires in 2024. Rental expense for the years ended December 31, 2023 and 2022 was approximately $84 and $8, respectively.

We currently lease office space in Overland Park, Kansas under a non-cancelable operating lease agreement that expires in 2027. The operating lease contains customary escalation clauses. Rental expense for the years ended December 31, 2023 and 2022 was approximately $196 and $30, respectively.

We currently lease other assets under multiple operating leases. The leases expire on various dates through 2027 and the interest rates range from 2.81% to 15.74%. The expense is included in cost of product expenses and totaled approximately $87 and $79 for the years ended December 31, 2023 and 2022, respectively.

We currently lease data center colocation space in Grand Rapids, Michigan, Las Vegas, Nevada, Dallas, Texas and Lenexa, Kansas, under non-cancelable operating lease agreements that expire in 2024. Rental expense for the years ended December 31, 2023 and 2022 was approximately $388 and $213, respectively.

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The Company leases equipment and support under finance lease agreements which extends through 2026. The Company also leases three vehicles under financing agreements and two of the vehicle leases ended in 2022. The outstanding balance for finance leases was $98 and $193 as of December 31, 2023 and 2022, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $486 and $486 as of December 31, 2023 and 2022, respectively. Related accumulated depreciation totaled $337 and $259 as of December 31, 2023 and 2022, respectively. The $40,000 in support contracts were classified as a prepaid expense and are being amortized over the service period of three years. One support contract expired in January 2021 and the other expires in June 2024. Amortization expense is included in general and administrative expenses and totaled $5 and $5 for the years ended December 31, 2023 and 2022, respectively. The interest rates on the finance lease obligations range from 1.37% and 15.74% and interest expense was $4 and $7 for the years ended December 31, 2023 and 2022, respectively.

The maturity of operating leases and finance lease liabilities as of December 31, 2023 are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2024	$683	$77
2025	205	21
2026	179	3
2027	134	-
2028	-	-
Total minimum lease payments	1,201	101
Less: amount representing interest	(64)	(3)
Present value of minimum lease payments	$1,137	$98

Lease term and discount rate	December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	2.6
Finance leases	1.4
Weighted-average discount rate
Operating leases	4.8%
Finance leases	2.4%

Year Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$674
Operating cash flows from finance leases	5
Financing cash flows from finance leases	(2,254)

19. Commitments and Contingencies

Annual Employee Bonus Plan Accrual

We utilize incentive bonuses to reward performance achievements, which provides potential annual cash bonus awards to Company employees, including Named Executive Officers (“NEOs”). Under the Bonus Plan, the Compensation Committee of the Board of Directors of the Company (the “Board”) has established a bonus pool of $800, for our NEOs and executive management team for the year ended December 31, 2023. The Board established a bonus pool of $240 for our non-executive employees, for the year ending December 31, 2023. Participants will be eligible to receive cash bonus awards based upon annual performance targets established by the Compensation Committee for the year ended December 31, 2023, relating to one or more of the following performance targets; annual revenue, Adjusted EBITDA, cash balance and our stock price measured at the end of the Company’s fiscal year. Awards will be paid on a tiered scale based upon actual performance as a percentage of the performance targets with a floor and cap. Payments for individual performance targets met or exceeded are payable, whether or not all performance targets are met, consistent with the weighted amounts for each performance target within the bonus pools. Bonus awards for NEOs and executive management will be weighted 30% on annual revenue, 30% on Adjusted EBITDA, 30% on cash balance, and 10% on the Company’s stock price. No bonus will be awarded for any performance target for which actual performance is less than 90% of target. At 90% or greater actual performance relative to the target, 50% of the weighted bonus amount apportioned for the performance target is payable. From 90% to 100% actual performance relative to the target, the remaining 50% of the weighted bonus amount is awarded pro rata with the percentage of actual performance exceeding 90% of target (i.e., each 1% excess over 90% of performance target equals 5% of the weighted bonus amount payable). If actual performance reaches 110% of performance target or greater for any individual performance target, then an additional 10% of the amount apportioned to that performance target will be payable as an additional bonus. Based on our financial performance for the year ended December 31, 2023, revenue exceeded the annual revenue performance target and 100% of the bonus was achieved, and the Adjusted EBITDA, cash balance, and stock price exceeded the performance targets by 110% and 110% of the bonus was achieved for these three performance targets. The Company accrued $1,098 for the employee bonus plan, which is included in accrued expenses in the accompanying consolidated balance sheet at December 31, 2023.

Legal Proceedings

In the ordinary course of business, the Company may be involved in a variety of claims, lawsuits, investigations, and other proceedings, including patent infringement claims, employment litigation, regulatory compliance matters, and contractual disputes, that can arise in the normal course of the Company's operations. The Company recognizes a provision when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts the amount of the provision to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. As of December 31, 2023, the Company does not have a recorded liability for estimated losses. Legal costs are expensed as incurred.

20. Employee Benefit Plan

We have established a retirement savings plan for eligible employees. The plan allows employees to contribute a portion of their pre-tax compensation in accordance with specified guidelines. For the years ended December 31, 2023 and 2022, we contributed approximately $517 and $365, respectively to the retirement savings plan.

21. Segments

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

	Year Ended December 31,
	2023	2022
Revenue:
Cloud telecommunications service	$35,152	$22,406
Software solutions	18,047	15,148
Consolidated revenue	53,199	37,554

Loss from operations:
Cloud telecommunications services	(1,483)	(3,877)
Software solutions	(206)	(33,515)
Total operating loss	(1,689)	(37,392)
Other income/(expense), net:
Cloud telecommunications services	1,359	(71)
Software solutions	66	1,288
Total other income/(expense), net	1,425	1,217
Loss before income tax benefit/(provision):
Cloud telecommunications services	(124)	(3,948)
Software solutions	(140)	(32,227)
Loss before income tax benefit/(provision):	$(264)	$(36,175)

Depreciation and amortization was $1,553 and $712 for the Cloud telecommunications services segment for the years ended December 31, 2023 and 2022, respectively. Depreciation and amortization was $2,020 and $2,035 for the Software solutions segment for the years ended December 31, 2023 and 2022, respectively.

Interest income was $2 and $0 for the cloud telecommunications services segment for the years ended December 31, 2023 and 2022, respectively. Interest income was $0 and $0 for the software solutions segment for the years ended December 31, 2023 and 2022, respectively.

Interest expense was $115 and $77 for the cloud telecommunications services segment for the years ended December 31, 2023 and 2022, respectively. Interest expense was $0 and $1 for the software solutions segment for the years ended December 31, 2023 and 2022, respectively.

Goodwill impairment was $0 and $32,609 for the software solutions segment for the years ended December 31, 2023 and 2022, respectively.

The Company operates in two geographic areas, the United States and international. Revenue by geography is based on the location of the customer from which the revenue is earned. Revenue by geographic location is as follows (in thousands):

	Year Ended
	2023	2022
United States	$50,662	$36,095
International	2,537	1,459
Total revenue	$53,199	$37,554

22. Quarterly Financial Information (in thousands, unaudited)

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Consolidated	2023	2023	2023	2023
Service revenue	$7,158	$7,308	$7,517	$7,685
Software Solutions	4,108	3,930	4,691	5,318
Product revenue	1,225	1,432	1,666	1,161
Total revenue	12,491	12,670	13,874	14,164
Operating expenses:
Cost of service revenue	3,044	3,095	3,173	3,294
Cost of software solutions	1,185	1,293	1,328	1,822
Cost of product revenue	839	881	923	688
Selling and marketing	3,809	3,613	3,502	3,747
General and administrative	3,997	3,167	3,309	3,320
Research and development	1,191	1,138	1,275	1,255
Total operating expenses	14,065	13,187	13,510	14,126
Income/(loss) from operations	(1,574)	(517)	364	38
Total other income/(expense), net	16	(4)	1,373	40
Income/(loss) before income taxes	(1,558)	(521)	1,737	78
Income tax provision	(24)	(24)	(33)	(17)
Net income/(loss)	$(1,582)	$(545)	$1,704	$61

Basic earnings per common share (1)	$(0.06)	$(0.02)	$0.07	$0.00
Diluted earnings per common share (1)	$(0.06)	$(0.02)	$0.06	$0.00

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Consolidated	2022	2022	2022	2022
Service revenue	$4,398	$4,556	$4,473	$6,088
Software Solutions	3,268	3,598	3,875	4,407
Product revenue	492	692	760	947
Total revenue	8,158	8,846	9,108	11,442
Operating expenses:
Cost of service revenue	1,436	1,438	1,375	2,462
Cost of software solutions	1,661	1,131	1,141	1,403
Cost of product revenue	317	372	453	495
Selling and marketing	2,584	2,771	2,732	3,638
General and administrative	3,249	2,757	2,800	4,098
Research and development	304	1,229	1,151	1,271
Goodwill and long-lived asset impairment	-	-	-	32,678
Total operating expenses	9,551	9,698	9,652	46,045
Loss from operations	(1,393)	(852)	(544)	(34,603)
Total other income/(expense), net	(28)	(126)	(184)	1,555
Loss before income taxes	(1,421)	(978)	(728)	(33,048)
Income tax benefit	201	82	32	447
Net loss	$(1,220)	$(896)	$(696)	$(32,601)

Basic earnings per common share (1)	$(0.05)	$(0.04)	$(0.03)	$(1.33)
Diluted earnings per common share (1)	$(0.05)	$(0.04)	$(0.03)	$(1.33)

———————

(1)

Earnings per common share is computed independently for each of the quarters presented. Therefore, the sums of quarterly earnings per common share amounts do not necessarily equal the total for the twelve-month periods presented.

23. Subsequent Events

Purchase Obligations

In February 2024, the Company entered into a $5.0 million noncancellable five-year hosting service contract with Oracle, a third-party network service provider. The contract includes minimum quarterly commitments and the requirements to maintain the service level for the entire contract period. Under this agreement, $200 remains due during fiscal year 2024, $700 will be due during fiscal 2025, $1.1 million will be due during fiscal 2026, $1.2 million will be due during fiscal 2027, $1.4 million will be due during fiscal 2028, and $400 will be due during fiscal 2029.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2023 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provided reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board of Directors

Set forth in the table below are the names, ages and positions of each Director on our Board.  None of our directors or executive officers has any family relationship to any other director or executive officer.

Name	Age	Position
Jeffrey G. Korn	66	Chairman
Steven G. Mihaylo	80	Chairman Emeritus
Anand Buch	52	Director, Chief Strategy Officer
Jeffrey P. Bash	82	Director
Anil Puri	75	Director
David Williams	69	Director
Todd A. Goergen	51	Director
Kevin Jackson	60	Director
L. Jasmine Kim	60	Director

Set forth below is a brief description of the business experience for at least the previous five years of our directors:

Jeffrey G. Korn

Mr. Korn is a highly accomplished professional with over 12 years of experience in the telecommunications industry and over twenty-five years of being a corporate executive.  Mr. Korn holds the distinction of being Crexendo’s longest-standing employee. Throughout his tenure, Korn has played a pivotal role in Crexendo's transformation into a leading provider in the telecommunications sector.

Korn's term with Crexendo has been marked by various leadership positions. He initially joined the company as General Counsel and steadily rose through the ranks to become Executive Vice President and Chief Legal Officer. His strategic guidance and legal expertise have been instrumental in shaping Crexendo's success. Prior to his tenure at Crexendo, Mr. Korn served as Chief Legal Officer and a member of the Board of Directors of Prosoft Training, formerly a Nasdaq-listed company. Before his time at Prosoft Training, Korn was a partner in a commercial litigation and business services law firm based in Jacksonville, Florida. In this capacity, he developed a strong foundation in handling complex legal matters and advising businesses on a wide range of legal issues.

In addition to his contributions at Crexendo and Prosoft Training, Mr. Korn has demonstrated his commitment to corporate governance by serving on the boards of several other public companies. He continues to hold positions on private and charitable boards, leveraging his expertise and insights to contribute to the success of these organizations. Mr. Korn is a Class I director and his term will expire at our 2025 annual meeting of stockholders.

Steven G. Mihaylo

Mr. Mihaylo was appointed our Chief Executive Officer in 2008 and Chairman of the Board in November 2010. In January 2024, Mr. Mihaylo stepped down as Chairman of the Board and was selected to be Chairman Emeritus. Mr. Mihaylo is the former Chairman and Chief Executive Officer of Inter-Tel, Incorporated (“Inter-Tel”), which he founded in 1969. Mr. Mihaylo led the Inter-Tel revolution from providing business telephone systems to offering complete managed services and software that help businesses facilitate communication and increase customer service and productivity. Before selling Inter-Tel for nearly $750 million in 2007, he grew the business to nearly $500 million in annual revenue. Mr. Mihaylo led the development of Inter-Tel from providing business telephone systems to offering complete managed services and software that helped businesses facilitate communication and increase customer service and productivity.

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

The Company believes that Mr. Mihaylo is a valuable member of the Board because he has more than 40 years of experience in the industry and a proven record of serving as an effective leader. Mr. Mihaylo is a Class I director and is nominated for a term which would expire at our 2025 annual meeting of stockholders.

David Williams

Mr. Williams has been a director of the Company since May 2008. Since 2008, Mr. Williams has served as the Chairman and Chief Executive Officer at Equity Capital Management Corp, which provides asset management, and tax oriented consulting and financing for real estate investors. In addition, Mr. Williams serves as Counsel and Chief Financial Officer of Pacific Equities Capital Management Corporation, a real estate holding company. From 1996 to 2008, Mr. Williams acted as an independent consultant in taxation, real estate transactions and venture capital. Mr. Williams served as Chief Financial Officer and tax counsel at Wilshire Equities Corp. from 1987 to 1990 and as President from 1990 to 1996. From 1980 to 1987, Mr. Williams rose from a junior staff member to director position at Arthur Young & Co., a public accounting firm. The board of directors recognizes Mr. Williams’ business, finance and tax experience and values his contributions to board discussions and to the Company. Mr. Williams is a certified public accountant in California, Nevada and Washington, and holds a juris doctorate degree in law from the McGeorge Law School of University of the Pacific. Mr. Williams graduated from Stanford University with a Master of Science degree in engineering finance and a Bachelor of Science degree in biological science with honors.

The Company believes that Mr. Williams is a valuable member of the Board due to his knowledge and experience in asset management, finance and corporate governance.  Mr. Williams is a Class I director and is nominated for a term which would expire at our 2025 annual meeting of stockholders.

Todd A. Goergen

Mr. Goergen has served as a member of our Board since November 2006. Mr. Goergen is Founder and Managing Partner of The Ropart Asset Management Funds and serves on the Investment Committee of Ropart Investments, LLC. Mr. Goergen’s primary responsibilities include the management of the private equity portfolio, assisting in asset allocation and oversight of the firm’s outside investment managers. Additionally, Mr. Goergen has been responsible for many of the firm’s strategy decisions including: active versus passive management, impact of investment manager returns and broader investor trends in the alternative investment industry. Prior to founding the RAM Funds in 2001, Mr. Goergen began his career in Mergers and Acquisitions and corporate finance at Donaldson, Lufkin, and Jenrette (“DLJ”). While at DLJ, Mr. Goergen was involved with over several billion dollars of buy side and sell side transactions. After DLJ, Mr. Goergen was Director of Mergers and Acquisitions at Blyth, Inc., a leading global designer and marketer of personal and decorative products. Mr. Goergen graduated from Wake Forest University with concentrations in Economics and Political Science. Mr. Goergen sits on the board of directors for the following firms: Cura, Crexendo and Fragmob; and is an observer on the board of Heal. Additionally, Mr. Goergen is an active member of U.S. and International Advisory Councils to the Global Leadership Foundation and is an activist in the preservation of African wildlife. Mr. Goergen is an avid wine enthusiast and has written columns for several magazines.

The Company believes that Mr. Goergen is a valuable member of the Board due to his knowledge and experience in investing, capital allocation and corporate governance, as well as his experience providing strategic advice to companies. Mr. Goergen is a Class I director and is nominated for a term which would expire at our 2025 annual meeting of stockholders.

Anil Puri

Dr. Puri has served as a member of our Board since November 2009. Dr. Puri is director of the Woods Center for Economic Analysis and Forecasting at California State University - Fullerton. He served as provost for the university and dean for the Mihaylo College of Business and Economics. Prior to becoming Dean in 1998, Dr. Puri was department chair and professor of economics at California State University - Fullerton. Dr. Puri is a noted economist and scholar who has served as the Executive Vice President of the Western Economic Association International, the second largest professional association of economists in the United States and is a member of the American Economic Association, and the National Association of Business Economists. Dr. Puri brings to the board of directors extensive business and financial experience. Dr. Puri has previously served and counseled public boards and he is a panel member of the National Association of Business Economists' Survey of Economic Conditions.

The Company believes that Dr. Puri is a valuable member of the Board due to his knowledge and experience as an established scholar in economic analysis. Dr. Puri is a Class II director and his term will expire at our 2024 annual meeting of stockholders.

Jeffrey P. Bash

Mr. Bash has served as a member of our Board since August 2013. Mr. Bash has been a long time investor in Crexendo and has extensive investing and corporate finance experience. From 2008 to the present, Mr. Bash has also worked as a consultant to the private equity firm, FinTekk AP, LLC of Newport Beach, CA, providing strategic planning, corporate finance, structure, analysis, research and report writing services, including advisory services, as needed, to small private companies. Since 1996, Mr. Bash has been a private investor and advocate for stockholder interests with both managements and boards. Prior to 1996, Mr. Bash was a Corporate Vice President & Actuary for New York Life Insurance Company, becoming a Fellow of the Society of Actuaries (FSA) from 1970 until his retirement in 1995. He has also been a Vice President of private, family-owned Richmont Corporation of Dallas, TX, providing corporate finance services. Mr. Bash received his Bachelor of Arts degree in mathematics from Oberlin College.

The Company believes that Mr. Bash is a valuable member of the Board due to his knowledge and experience in investing, corporate finance and strategic planning. Mr. Bash is a Class II director and his term will expire at our 2024 annual meeting of stockholders

Anand Buch

Mr Buch, has served as a member of our Board since June 1, 2021.  Mr. Buch was a founder of NetSapiens and served as the Chief Executive Officer of NetSapiens since 2006. In his 15 years of serving as NetSapiens’ Chief Executive Officer, Mr. Buch leverages his multi-disciplinary experience in business and technology to guide the conception, realization, and delivery of new solutions to the marketplace. Prior to that he served as Chief Operating Officer at NetSapiens from 2002 to 2006. Before founding NetSapiens Mr. Buch held various engineering and leadership roles at Nuera Communications and its original parent company PCSI, both pioneering companies in the areas of voice and data network convergence and VoIP.  Mr. Buch holds a MBA degree from San Diego State University, and an Electrical Engineering degree from the University of Illinois, Urbana Champaign.

The Company believes that Mr. Buch is a valuable member of the Board due to his knowledge and experience as an engineer in the telecommunications industry and his leadership of NetSapiens as Chief Executive Officer. Mr. Buch is a Class II director and his term will expire at our 2024 annual meeting of stockholders

Kevin Jackson

Mr. Jackson has been a director of the company since June 2023. Mr. Jackson earned his Bachelor of Science degree in Electrical Engineer from Southern Methodist University. He has additional degrees in Computer Science and Math. Mr. Jackson designed super computers and other high-tech products while employed as an electrical design engineer for Texas Instruments and other companies. While at TI, Mr. Jackson worked on design teams for super computers that targeted the Geophysical industry, as well as NASA. Mr. Jackson changed careers to engineering sales, where he became a top performer for multiple companies, including the family of Teledyne companies. In 2000, Mr. Jackson transitioned to consulting. He joined Hitachi Corporation, where he was responsible for the Midwest region. He next joined the global IT firm of Computer Sciences Corporation. Mr. Jackson represented CSC’s domestic Oracle sales team, where he was awarded Oracle’s coveted Partner of the Year award. Mr. Jackson finished his tech career at The Hackett Group. During his tenure he represented 61 of America’s Fortune 100 companies and his average client’s market cap was $23 billion, his largest client with $230 billion in market cap.

L. Jasmine Kim

Ms. Kim has been a director of the company since June 2023. Ms. Kim is a growth marketing/sales and management executive with deep expertise in all facets of marketing and customer engagement. Her career has spanned high-growth leadership roles in both Fortune 500 companies as well as start-ups that drive growth in new products and services. Ms. Kim has extensive expertise in transformational high-growth companies defining and developing digital, channel & brand transformation, go-to-market strategies, and culture and processes. As Sutter Health’s Chief Marketing Officer, she led the launch of Sutter Health’s 20 Urgent Care clinic rollout, a new Primary Care model Tera Practice, and a new patient engagement and CRM strategy. Ms. Kim has served on numerous private and charitable boards. Ms. Kim earned her Bachelor of Arts degree in Art History and Economics from Wellesley College and an master’s in business administration from the University of California, Los Angeles.

EXECUTIVE OFFICERS

The name, age, position and a brief account of the business experience of each of our executive officers as of December 31, 2023 are set forth below:

Name	Age	Position
Jeffrey G. Korn	66	Chief Executive Officer
Doug Gaylor	58	Chief Operating Officer and President
Ron Vincent	48	Chief Financial Officer
Jon Brinton	59	Chief Revenue Officer
Anand Buch	52	Chief Strategy Officer and Director
David Wang	63	Chief Technology Officer

Jeffrey G. Korn

Biographical information for Mr. Korn is set forth above under “Board of Directors”.

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

Prior to joining Crexendo, Mr. Gaylor held positions of increasing responsibility, culminating with the position of Sr. Vice President, at Inter-Tel/Mitel where he was originally hired in 1987. Mr. Gaylor was responsible for overseeing the sales efforts in the Western United States where he was ultimately responsible for the activities of approximately 200 sales representatives.  Under his leadership yearly sales for his region reached over $175 million annually. Mr. Gaylor holds a Bachelors of Arts in Communications from the University of Houston. He is an active Board Member for multiple non-profit organizations specializing in education and community support.

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

Jon Brinton

Mr. Brinton has served as our Chief Revenue Officer since November 2020. Mr. Brinton is a seasoned technology executive with over 25 years of industry experience and a strong history of delivering growth and goal achievement. He is responsible for overseeing the strategy, performance, and alignment of revenue-generating operations for Crexendo. Mr. Brinton’s role is to lead the growth and adoption of Crexendo’s Software as a Service Solutions and Cloud platform for Unified Communications, Collaboration, and Customer Experience.

Prior to joining Crexendo, Mr. Brinton most recently served as the Vice President of North America Channel for Avaya. In addition, Mr. Brinton has also served in various Senior Executive roles at Mitel. A highlight of his Mitel experience was leading the Cloud Division at Mitel from its formation in 2011 for six years to attain the number #2 Global Market share position for UCaaS Users globally. Mr. Brinton also served as President of the companies Network Services Division and held Senior Executive roles managing the Contact Center line of business, amongst other responsibilities. Prior to joining Mitel through its acquisition of Inter-Tel, Mr. Brinton served as President of the NetSolutions Division at Inter-Tel, where he led its expansion to become a 50 state US CLEC business, amongst other Senior management roles. Before joining Inter-Tel, he was the President and primary stockholder of Network Services Agency, Inc., a telecommunications Agency business representing various US telecommunications providers. Inter-Tel acquired this business in 1999. Mr. Brinton holds a Bachelor of Science degree from Grand Canyon University.

Anand Buch

Biographical information for Mr. Buch is set forth above under “Board of Directors”.

David Wang

Mr Wang, has served as a Chief Technology Officer since June 1, 2021. Mr. Wang is a seasoned technology executive with industry experience and a strong history of delivering engineering leadership. He is responsible for overseeing our engineering department and research and development projects.

Prior to joining Crexendo, Mr. Wang was a founder of NetSapiens and has served as the Chief Technology Officer of NetSapiens since 2006. Mr. Wang is responsible for the architectural design of the NetSapiens platform. Prior to that he served as Chief Executive Officer at NetSapiens from 2002 to 2006.  During his early years in the industry, he held various engineering and leaderships roles at Nuera Communications and its original parent company PCSI, and in the areas of voice and data network convergence he focused on implementing digital processing functions for voice compression, fax transmission and channel coding for which he was granted multiple patents. During that period, Mr. Wang also participated in the drafting of various industry standards with the Frame Relay Forum, IETF and ETSI.  Mr. Wang holds a MSEE from the University of Maryland, and a BSEE from the University of California, San Diego.

CORPORATE GOVERNANCE

Board Meetings

During the year ended December 31, 2023, our Board met seven times. Each director attended at least 75% of the aggregate of the total number of meetings of our Board and the total number of all meetings held by committees on which he served during the year ended December 31, 2023. All of our directors are invited, but not required, to attend the Annual Meeting. Our Chairman of the Board, Mr. Korn attended the 2023 Annual Meeting.

Information about Committees of our Board of Directors

Our Board of Directors has established three committees, the Audit Committee, comprised of Messrs. Williams (chairman), Goergen and Dr. Puri, the Compensation Committee comprised of Messrs. Goergen (chairman) and Bash, and the Nominating Committee, comprised of Messrs. Bash (chairman), Goergen, and Williams. Our Board of Directors has determined that each of these persons is “independent” under the rules of the Nasdaq Capital Market and applicable regulatory requirements and as such, a majority of the directors on our Board are independent directors in accordance with these rules.

Audit Committee

Mr. Williams serves as Chairman of our Audit Committee. Our Audit Committee held four meetings during the year ended December 31, 2023 and operates under a charter adopted by our Board on December 3, 2003. The charter is available on our website at www.crexendo.com. Our Audit Committee is responsible for reviewing and discussing our audited financial statements with management, discussing information with our auditors relating to the auditors’ judgments about the quality of our accounting policies and procedures, recommending to our Board that the audited financials be included in our Annual Report on Form 10-K and overseeing compliance with the Securities and Exchange Commission requirements for disclosure of auditors' services and activities.

Our Board of Directors has determined that David Williams, Chairman of our Audit Committee, is an audit committee financial expert as defined in Item 407(d) of Regulation S-K under the Securities Exchange Act of 1934, as amended. No Audit Committee member serves on more than three publicly-traded companies.

Compensation Committee

Mr. Goergen serves as Chairman of our Compensation Committee. The Compensation Committee held six meetings during the year ended December 31, 2023 and evaluates the performance of executives, pursuant to the Compensation Committee Charter, a copy of which is posted on our website at www.crexendo.com. The Compensation Committee has decision-making authority with respect to the compensation of our named executive officers, including our Chief Executive Officer. The Committee also administers our long-term incentive plans and has decision-making authority with respect to stock option grants to employees.

In carrying out its responsibilities, the Compensation Committee may engage outside consultants as it determines to be appropriate.

Nominating Committee

Mr. Bash serves as the Chairman of our Nominating Committee. The Nominating Committee held one meeting during the year ended December 31, 2023 and reviews and suggests candidates for election or appointment to our Board, and operates pursuant to our Nominating Committee Charter, a current copy of which is posted on our website at www.crexendo.com. Our Nominating Committee may attempt to recruit persons who possess the appropriate skills and characteristics required of members of our Board. Our Nominating Committee may use any reasonable means for recruitment of potential members including their own expertise or the use of one or more third-party search firms to assist with this purpose.

In the course of reviewing potential director candidates, the Nominating Committee considers nominees recommended by our stockholders. When considering a potential candidate for service as a director, the Nominating Committee may consider, in addition to the minimum qualifications and other criteria approved by our Board, all facts and circumstances that the Nominating Committee deems appropriate or advisable, including, among other things, the skills of the proposed director candidate, his or her availability, depth and breadth of business experience or other background characteristics, his or her independence and the needs of our Board. At a minimum, each nominee, whether proposed by a stockholder or any other party, is expected to have the highest personal and professional integrity, demonstrate sound judgment and possesses the ability to effectively interact with other members of our Board to serve the long-term interests of our company and stockholders. In addition, the Nominating Committee may consider whether the nominee has direct experience in our industry or in the markets in which we operate and whether the nominee, if elected, assists in achieving a mix of Board members that represent a diversity of background and experience.

Leadership Structure

Mr. Korn serves as the Chairman of the Board. Mr. Korn has served as our Chief Executive Officer since March 2023. Mr. Korn’s experience in leadership positions throughout our company during his tenure, as well as his role in developing and executing the strategic plan, is critical to our future results. Mr. Korn is able to utilize his in-depth knowledge and perspective gained in running our company to effectively and efficiently guide the full Board by recommending Board and committee meeting agendas, leading Board discussions on critical issues and creating a vital link among the Board, management and stockholders. Our Board believes this structure serves our stockholders by ensuring the development and implementation of our company’s strategies.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. A copy of this code is posted on our website at www.crexendo.com. In the event that we amend or waive any of the provisions of the Code of Business Conduct and Ethics applicable to our Chief Executive Officer or Chief Financial Officer, we intend to satisfy our disclosure obligations under Item 5.05 of Form 8-K by posting such information on our website.

Stockholder Communications

Stockholders and other interested parties who wish to communicate with non-management directors of the Company should send their correspondences to: Crexendo Non-Management Directors, Crexendo, Inc., 1615 South 52nd Street, Tempe, Arizona 85281, or by email to nonmanagementdirectors@crexendo.com. All communications are forwarded directly to the appropriate non-management director.

Anti-Hedging Policy

Our Policy prohibits our directors, officers, certain employees and their immediate family members or entities under their control, from engaging in the following transactions involving the Company’s securities: short sales, options trading, trading on margin or pledging and hedging, unless approved in advance by our General Counsel.

DIRECTOR COMPENSATION

The annual pay package for non-employee directors is designed to attract and retain highly qualified professionals to represent our stockholders. We also reimburse our directors for travel, lodging and related expenses they incur on company-related business, including Board and committee meetings. In setting director compensation, we consider the amount of time that directors spend in fulfilling their duties to the Company as well as the skill level required by our directors. Directors who are also employees receive no additional compensation for serving on our Board. For the year ended December 31, 2023, non-employee director compensation consisted of the following.

Cash Compensation. For the year ended December 31, 2023, our non-employee directors received quarterly cash compensation of $4,000 per quarter.

Stock Options. We have granted stock options to our non-employee directors with an exercise price equal to the closing price per share on the date of the grant. We do not grant options with an exercise price below 100% of the trading price of the underlying shares of our common stock on the date of grant. Stock options only have a value to the extent the value of the underlying shares on the exercise date exceeds the exercise price. Accordingly, stock options provide compensation only if the underlying share price increases over the option term.

In granting stock options to our non-employee directors, we also consider the impact of the grant on our financial performance, as determined in accordance with accounting guidance. For share-based equity awards, we record expense in accordance with applicable accounting guidance. The amount of expense we record pursuant to accounting guidance may vary from the corresponding compensation value we use in determining the amount of the awards.

The following table summarizes the compensation earned by and paid to our non-employee directors for the year ended December 31, 2023:

Director	Fees Earned or Paid in Cash	Option Awards (1)		All Other Compensation	Total
Todd A. Goergen	$16	$13	(2)	$-	$29
Jeffrey P. Bash	$16	$13	(3)	$-	$29
David Williams	$16	$13	(4)	$-	$29
Anil Puri	$16	$13	(2)	$-	$29
Kevin Jackson	$4	$-		$-	$4
L. Jasmine Kim	$8	$-		$-	$8

(1)

The amounts shown in the “Option Awards” column represent the aggregate grant date fair value of the options granted to the directors, computed in accordance with accounting guidance. Estimates of forfeitures related to service-based vesting conditions have been disregarded. The assumptions used in the calculation of these amounts are included in the notes to our consolidated financial statements for the year ended December 31, 2023, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2024.

(2)	As of December 31, 2023, each of Goergen and Puri held unexercised options to purchase an aggregate of 121,500 shares of our common stock.
(3)	As of December 31, 2023, Mr. Bash held unexercised options to purchase an aggregate of 111,500 shares of our common stock.
(4)	As of December 31, 2023, Mr. Williams held unexercised options to purchase an aggregate of 114,000 shares of our common stock.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The overall objective of our executive compensation program is to help create long-term value for our stockholders by attracting and retaining talented executives, rewarding superior operating and financial performance, and aligning the long-term interests of our executives with those of our stockholders. Accordingly, our executive compensation program incorporates the following principles:

•	We believe that retaining experienced, competent, goal-oriented executives and minimizing executive turnover is in our stockholders’ best interests;
•	We believe that a portion of our executives’ compensation should be tied to measures of performance of our business as a whole and that such measures of performance should be non-discretionary;
•	We believe that a portion of our executives’ compensation should be tied to measures of performance within each executive’s specific job responsibilities and that those measures should be as non-discretionary as possible;
•	We believe that the interests of our executives should be linked with those of our stockholders through the risks and rewards of owning our common stock;
•	We believe that a meaningful portion of each executive’s long-term incentives, and merit increases will vary based upon individual performance;
•	We believe that each executive’s performance against corporate and individual objectives for the previous year should be periodically reviewed, and that the difficulty of achieving desired results in any particular year must be considered; and
•	We believe that we should consider the ability of each executive to support our long-term performance goals; as well as each executive’s ability to fulfill his or her management responsibilities and his or her ability to work with and contribute to our executive management team.

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

With respect to executives, the Compensation Committee seeks and receives recommendations from the Chief Executive Officer with respect to performance and appropriate levels of compensation. The Committee does not request or accept recommendations from the Chief Executive Officer concerning his own compensation.

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

The Compensation Committee relies on its judgment in making compensation recommendations and decisions after reviewing our company’s overall performance and evaluating each executive’s performance against established goals, leadership ability, responsibilities within the company, and current compensation arrangements. The compensation program for named executive officers (“NEOs”) and the Compensation Committee assessment process are designed to be flexible so as to better respond to the evolving business environment and individual circumstances.

The Compensation Committee may, in its discretion, delegate all or a portion of its duties and responsibilities to a subcommittee of the Compensation Committee consisting of one or more members of the committee. In particular, the Compensation Committee may delegate the approval of certain transactions to a subcommittee consisting solely of members of the committee who are (a) “Non-Employee Directors” for the purpose of Rule 16b-3 under the Exchange Act, as in effect from time to time, and (b) “outside directors” for the purposes of Section 162(m) of the Internal Revenue Code, as in effect from time to time.

Elements of our Compensation Programs: What our Compensation Programs are Designed to Award and Why We Choose Each Element

Elements of Compensation. We implement the executive compensation objectives and principles described above through the use of the following elements of compensation, each of which is described in greater detail below:

•	Base Salary
•	Non-equity Incentive Bonus Plan
•	Stock Options and Stock Awards
•	Discretionary Bonuses
•	Retirement Benefits
•	Other Personal Benefits

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

Base Pay. Base salaries of the NEOs are set at levels that the Compensation Committee believes are generally competitive with our market peers so as to attract, reward, and retain executive talent. The Compensation Committee may opt to pay higher or lower amounts depending on individual circumstances. The Compensation Committee sets the base pay of the Chief Executive Officer and the other NEOs. Annual adjustments are influenced by growth of our operations, revenues and profitability, individual performance, changes in responsibility, and other factors. The table below summarizes base pay for our NEOs as of December 31, 2023:

Name	Base Pay	Position
Jeff Korn	$300	Chief Executive Officer and Chairman of the Board
Doug Gaylor	$325	Chief Operating Officer and President
Ron Vincent	$300	Chief Financial Officer
Jon Brinton	$280	Chief Revenue Officer
Anand Buch	$275	Chief Strategy Officer and Director
David Wang	$275	Chief Technology Officer

Non-equity Incentive Bonus Plan.  We have utilized incentive bonuses to reward performance achievements and have in place annual target incentive bonuses for certain of our executive officers, payable either in whole or in part, depending on the extent to which the financial performance goals set by the Compensation Committee are achieved. During fiscal 2023, the target bonus amount for Messrs. Korn, Gaylor, Vincent, Brinton, Buch, and Wang was $80.

Under our 2023 Employee Bonus Plan, incentive bonuses for all of the participants, including the participating NEOs, were determinable based upon four measures of corporate financial performance. The four performance target are; (a) the revenue for the year ended December 31, 2023 must exceed the budgeted revenue approved by the Board; (b) Adjusted EBITDA must exceed the budgeted Adjusted EBITDA approved by the board; (c) the cash balance at December 31, 2023 must exceed the budgeted cash balance approved by the board; and (d) the stock price as of December 31, 2023 must exceed target stock price approved by the board. Each performance target was equal to 30%, 30%, 30%, and 10%, respectively of the annual incentive bonuses. The Compensation Committee selected these performance goals because it believed that these measures aligned with the 2023 priorities for our business and reflected value generated for our stockholders, and therefore relying on these goals for the determination of the bonuses tied payment of bonuses to creation of stockholder value.

For the total revenue, adjusted EBITDA, cash balance and stock price financial performance components the Compensation Committee established a target in which the participating executive could earn between zero and 110% ratably. The revenue, adjusted EBITDA, cash balance and stock price targets were as follows:

Performance Measures	Target
($ in thousands, excluding Stock Price)
Revenue	$51,000
Adjusted EBITDA	$3,200
Cash Balance	$7,600
Stock Price	$3.00

The table below illustrates the minimum, target, and maximum bonus amounts potentially payable to our named executive officers under the 2023 Employee Bonus Plan for the total revenue, adjusted EBITDA, cash balance, and stock price financial performance components:

Name	Minimum	Target	Maximum
Jeff Korn	$-	$80	$88
Doug Gaylor	$-	$80	$88
Ron Vincent	$-	$80	$88
Jon Brinton	$-	$80	$88
Anand Buch	$-	$80	$88
David Wang	$-	$80	$88

At the time that the 2023 Employee Bonus Plan was developed, the Compensation Committee believed that these targets presented achievable goals, but were not necessarily certain, and achievement depended upon successful execution of our business plan. Bonuses are reviewed and approved by the Compensation Committee, which determined the performance and operational criteria necessary for award of such bonuses. The actual bonus amount earned by each participating executive was determined by the Compensation Committee based upon attainment of the performance criteria after our 2023 financial results were reviewed and approved by the Audit Committee of the Board. Applying the formula described herein to our 2023 financial performance, the Compensation Committee determined that for the year ended December 31, 2023, the Company achieved all four measures: (a) the revenue performance target, (b) the adjusted EBITDA performance target, (c) the cash balance performance target and (d) the stock price target. Accordingly, the Compensation Committee authorized and approved a payment of $1,098 of annual bonuses to the 2023 Employee Bonus Plan participants, including our NEOs. Messrs. Korn, Gaylor, Vincent, Brinton, Buch and Wang each received bonuses of $86, which represents approximately 26%, 26%, 26%, 31%, 31%, and 31%, respectively, of their annual base salary in 2023.

Stock Options and Stock Awards. The Compensation Committee grants discretionary, long-term equity awards to our NEOs under the Plan. These awards have historically been in the form of stock options and restricted stock units. The Compensation Committee believes that stock options and stock awards align the interests of NEOs with the interests of our stockholders and will incentivize the NEOs to provide stockholder value. The Compensation Committee believes that such grants provide long-term performance-based compensation, help retain executives through the vesting periods, and serve to align management and stockholder interests. In making awards under the Plan, the Compensation Committee considers grant size. Options and restricted stock units vest only to the extent that the NEO remains a company employee through the applicable vesting dates, typically monthly over three years. We believe the three year vesting schedule assists in retaining executives and encourages the NEOs to focus on long-term performance.

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

In granting stock options and restricted stock units to the NEOs, we also consider the impact of the grant on our financial performance, as determined in accordance with accounting guidance. For share-based equity awards, we record expense in accordance with applicable accounting guidance. The amount of expense we record pursuant to accounting guidance may vary from the corresponding compensation value we use in determining the amount of the awards.

Discretionary Bonuses. We have utilized discretionary bonuses to reward performance achievements for certain of our executive officers. Discretionary bonuses are approved by the Compensation Committee. During fiscal 2023, there were no discretionary bonuses.

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

We provide other traditional benefits and limited perquisites to our NEOs in order to achieve a competitive pay package as detailed in the Summary Compensation Table. The Compensation Committee believes that these benefits, which are detailed in the Summary Compensation Table under the heading “All Other Compensation”, are reasonable, competitive, appropriate, and consistent with our overall executive compensation program. Other than our company’s contributions to the 401(k) Plan, these benefits consist principally of personal automobile reimbursements, country club dues, and gym memberships.

Compensation of Jeff Korn, Chief Executive Officer.   Mr. Korn is primarily responsible for the general management of our NEOs. Mr. Korn receives a base salary similar to the other NEOs. Mr. Korn also receives retirement and other personal benefits similar to the other NEOs. Mr. Korn receives stock options or other equity compensation similar to Messrs. Gaylor, Vincent, Brinton, Buch, and Wang.

Compensation of Doug Gaylor, President and Chief Operating Officer.  Mr. Gaylor has general responsibility for our operations and investor relations activities. Mr. Gaylor receives a base salary similar to the other NEOs. Mr. Gaylor also receives retirement and other personal benefits similar to the other NEOs. Mr. Gaylor receives stock options or other equity compensation similar to Messrs. Korn, Vincent, Brinton, Buch, and Wang.

Compensation of Ron Vincent, Chief Financial Officer. Mr. Vincent has general responsibility for our accounting, finance, investor relations activities, and human resource functions. Mr. Vincent receives a base salary similar to the other NEOs. Mr. Vincent also receives retirement and other personal benefits similar to the other NEOs. Mr. Vincent receives stock options or other equity compensation similar to Messrs. Korn, Gaylor, Brinton, Buch, and Wang.

Compensation of Jon Brinton, Chief Revenue Officer. Mr. Brinton has general responsibility for our sales functions. Mr. Brinton receives a base salary similar to the other NEOs. Mr. Brinton also receives retirement and other personal benefits similar to the other NEOs. Mr. Brinton receives stock options or other equity compensation similar to Messrs. Korn, Gaylor, Vincent, Buch, and Wang.

Compensation of Anand Buch, Chief Strategy Officer. Mr. Buch has general responsibility for our product and technology strategy. Mr. Buch receives a base salary similar to the other NEOs. Mr. Buch also receives retirement and other personal benefits similar to the other NEOs. Mr. Buch receives stock options or other equity compensation similar to Messrs. Korn, Gaylor, Vincent, Brinton, and Wang.

Compensation of David Wang, Chief Technology Officer. Mr. Wang has general responsibility for our engineering functions. Mr. Wang receives a base salary similar to the other NEOs. Mr. Wang also receives retirement and other personal benefits similar to the other NEOs. Mr. Wang receives stock options or other equity compensation similar to Messrs. Korn, Gaylor, Vincent, Brinton, and Buch.

Deductibility of Executive Compensation. Section 162(m) of the Code generally imposes a $1 million annual limit on the amount that a public company may deduct for compensation paid to its chief executive officer during a tax year or to any of its two other most highly compensated executive officers who are still employed at the end of the tax year. In the case of tax years commencing before 2018, the limit did not apply to compensation that met the requirements of Code Section 162(m) for “qualified performance-based” compensation (i.e., compensation paid only if the executive meets pre-established, objective goals based upon performance criteria approved by the stockholders).  Section 162(m) was amended in December 2017 by the Tax Cuts and Jobs Act to eliminate the exemption for performance-based compensation (other than with respect to payments made pursuant to certain “grandfathered” arrangements entered into prior to November 2, 2017) and to expand the group of current and former executive officers who may be covered by the deduction limit under Section 162(m).

The Compensation Committee reviews and considers executive compensation under Section 162(m) of the Internal Revenue Code. In certain situations, the Compensation Committee may approve compensation that will not be deductible under the requirements of Code Section 162(m) in order to ensure competitive levels of total compensation for our executive officers. For the years ended December 31, 2023 and 2022, the compensation paid to the NEOs did not exceed the limitations imposed by Code Section 162(m).

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of our NEOs for the year ended December 31, 2023 (marked as “2023” in the year column), and for the year ended December 31, 2022 (marked as “2022” in the year column):

Name and Principal Position	Year	Salary	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Plan (2)	All Other Compensation	Total Compensation
Jeff Korn (3)	2023	$298	$113	$-	$86	$12	$509
Chief Executive Officer	2022	$-	$-	$-	$-	$-	$-

Steven G. Mihaylo (4)	2023	$-	$-	$13	$-	$-	$13
Former Chief Executive Officer	2022	$6	$243	$51	$-	$8	$308

Doug Gaylor (5)	2023	$325	$113	$-	$86	$23	$547
Chief Operating Officer & President	2022	$325	$283	$51	$68	$21	$748

Ron Vincent (6)	2023	$300	$113	$-	$86	$25	$524
Chief Financial Officer	2022	$295	$274	$51	$68	$21	$709

Jon Brinton (7)	2023	$275	$47	$-	$86	$16	$424
Chief Revenue Officer	2022	$253	$171	$51	$68	$13	$556

Anand Buch (8)	2023	$297	$47	$-	$86	$11	$441
Chief Strategy Officer	2022	$324	$-	$51	$4	$11	$390

David Wang (8)	2023	$297	$47	$-	$86	$11	$441
Chief Technology Officer	2022	$324	$-	$51	$4	$11	$390

(1)

The amounts shown in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value of the options and restricted stock units granted to the NEOs, computed in accordance with accounting guidance. Estimates of forfeitures related to service-based vesting conditions have been disregarded. The assumptions used in the calculation of these amounts are included in notes to our consolidated financial statements for the year ended December 31, 2023, included herein.

(2)	The amounts shown in the “Non-equity Incentive Plan” column represent the non-equity incentive bonuses earned under the 2023 and 2022 Employee Bonus Plans.
(3)

All other compensation for Mr. Korn consists of matching contributions to the 401(k) Plan, automobile allowance, gym membership, and other miscellaneous benefits. None of the other compensation exceeded $10.

(4)	All other compensation for Mr. Mihaylo consists of country club dues.
(5)

All other compensation for Mr. Gaylor consists of matching contributions to the 401(k) Plan, automobile allowance, gym membership, and other miscellaneous benefits. None of the other compensation exceeded $10, except for matching contributions to the 401(k) Plan, which was $12.

(6)

All other compensation for Mr. Vincent consists primarily of matching contributions to the 401(k) Plan, automobile allowance, gym memberships, and other miscellaneous benefits. None of the other compensation exceeded $10, except for matching contributions to the 401(k) Plan, which was $13.

(7)

All other compensation for Mr. Brinton consists primarily of matching contributions to the 401(k) Plan, gym membership, and other miscellaneous benefits, none of which exceeded $10, except for matching contributions to the 401(k) Plan, which was $12.

(8)	All other compensation for Messrs. Buch and Wang consists of matching contributions to the 401(k) Plan, which was $11.

Outstanding Equity Awards as of December 31, 2023

The table below provides information on the holdings of stock options and stock awards by the NEOs as of December 31, 2023.

	Option Awards				Stock Awards

Name	Number of Securities of Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Jeff Korn	5,000	-		$1.56	3/7/24	-	$-
	20,000	-		$2.93	3/9/25	-	$-
	75,000	-		$6.26	10/21/27	-	$-
	45,705	4,295	(1)	$6.63	3/9/28	-	$-
	27,700	12,300	(2)	$5.78	11/9/31	-	$-
	9,719	15,281	(3)	$2.72	10/24/32	-	$-

Doug Gaylor	17,500	-		$1.56	3/7/24	-	$-
	45,000	-		$2.93	3/9/25	-	$-
	40,000	-		$2.25	2/12/26	-	$-
	75,000	-		$6.26	10/21/27	-	$-
	45,705	4,295	(1)	$6.63	3/9/28	-	$-
	27,700	12,300	(2)	$5.78	11/9/31	-	$-
	9,719	15,281	(3)	$2.72	10/24/32	-	$-

Ron Vincent	25,000	-		$1.56	3/7/24	-	$-
	35,000	-		$2.93	3/9/25	-	$-
	75,000	-		$6.26	10/21/27	-	$-
	45,705	4,295	(1)	$6.63	3/9/28	-	$-
	27,700	12,300	(2)	$5.78	11/9/31	-	$-
	9,719	15,281	(3)	$2.72	10/24/32	-	$-

Jon Brinton	100,000	-		$6.32	11/16/27	-	$-
	18,282	1,718	(1)	$6.63	3/9/28	-	$-
	20,775	9,225	(2)	$5.78	11/9/31	-	$-
	9,719	15,281	(3)	$2.72	10/24/32	-	$-

Anand Buch	1,100,364	-		$0.91	3/11/26	-	$-
	9,719	15,281	(3)	$2.72	10/24/32	-	$-

David Wang	824,453	-		$0.91	3/11/26	-	$-
	9,719	15,281	(3)	$2.72	10/24/32	-	$-

(1)	Remaining unexercisable options vest ratably on a monthly basis through March 9, 2024.
(2)	Remaining unexercisable options vest ratably on a monthly basis through November 9, 2024.
(3)	Remaining unexercisable options vest ratably on a monthly basis through October 24, 2025.

Option Exercises and Stock Vested

The following table presents information about the exercise of stock options and vesting of stock awards by NEOs during the year ended December 31, 2023.

	Option Awards		Stock Awards

Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Jeff Korn	20,000	$2	84,879	$161
Doug Gaylor	7,500	$-	85,255	$161
Ron Vincent	-	$-	84,879	$161
Jon Brinton	-	$-	41,000	$78
Anand Buch	-	$-	25,000	$47
David Wang	-	$-	25,000	$47

Equity Compensation Plan Information

The following table presents information about our common stock that was issuable upon the exercise of options, warrants and rights under existing equity compensation plans as of December 31, 2023.

Plan Category	Number of Securities To Be Issued Upon Exercise Of Outstanding Options	Weighted-average Exercise Price Of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved By Securities Holders	8,015,800	$2.63	2,341,639
Equity Compensation Plans Not Approved By Securities Holders	-	-	-
Total	8,015,800	$2.63	2,341,639

CEO Pay Ratio

Pursuant to Item 402(u) of Regulation S-K and Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Company is required to provide the ratio of the annual total compensation of Mr. Korn, who served as the Company’s Chief Executive Officer in 2023, to the annual total compensation of the median employee of the Company for 2023.

To identify and to determine the annual total compensation of the median employee in 2023, we used the following methodology:

•	As of December 31, 2023, we employed 167 employees, which excludes non-United States employee.
•	We collected payroll data of all active full-time and part-time employees as of December 31, 2023 which is also the date the Company selected for identifying its median employee.
•	We used total cash compensation and the fair value of equity awards granted in 2023 as of December 31, 2023, which includes base pay, bonus, commissions, stock options, and RSUs, which we believe reasonably reflects the annual compensation of our employees and consistently applies to all our employees.
•	We annualized total cash compensation for full-time and part-time employees who were hired in 2023.
•	Using this methodology, we determined that the median employee was a non-exempt, full-time employee located in the U.S. with an annual total compensation of $80 for 2023, calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, which is the same manner in which Mr. Korn’s annual total compensation was calculated in the Summary Compensation Table.

As reported in the Summary Compensation Table, Mr. Korn’s annual total compensation for 2023 was $508. Based on this information, for 2023, the ratio of the compensation of Mr. Korn to the median annual total compensation of all other employees (other than Mr. Korn) was estimated to be 6:1.

Because the SEC rules for identifying the median employee and calculating the pay ratio allow companies to use different methodologies, exemptions, estimates and assumptions, the above disclosure may not be comparable to the pay ratio reported by other companies and is only a reasonable estimate.

Pay Versus Performance

The following tables and related disclosures have been prepared in accordance with the SEC’s pay versus performance rules in Item 402(v) of Regulation S-K of the Exchange Act (“Item 402(v)”) and provide information about (i) executive compensation for our principal executive officer (“PEO”) and non-PEO NEOs and Company performance for the fiscal years listed below, (ii) the total compensation of our PEO and our non-PEO NEOs (collectively, the “Other NEOs”) as presented in the Summary Compensation Table (SRT) on page 20 and the “compensation actually paid” (“CAP”) to our PEO and our Other NEOs, as calculated pursuant to Item 402(v). The below tables and disclosures do not necessarily reflect value actually realized by the NEO or how the Compensation Committee evaluates compensation decisions in light of the Company’s performance or individual performance.

PEO and non-PEO NEOs Compensation and Company Performance Disclosures

Year	Summary Compensation Table Total for PEO (1)	Compensation Actually Paid to PEO (1)	Average Summary Compensation Table Total for Other NEOs (2)	Average Compensation Actually Paid to Other NEOs (2)	Value of Fixed $100 Investment Based on Total Shareholder Return (3)	Net Loss (In Thousands)
2023	$509	$554	$475	$509	$97	$(362)
2022	$308	$(14)	$558	$266	$38	$(35,413)

(1)	For 2022, our PEO was Steven G. Mihaylo and for 2023, our PEO was Jeff Korn.
(2)	For 2023 and 2022, our Other NEOs were Jon Brinton, Anand Buch, Doug Gaylor, Ron Vincent, and David Wang.
(3)

The amounts represent an initial value of $100 on December 31, 2021 at the end of fiscal years ended December 31, 2022 and December 31, 2023 and assumes that all dividends (if applicable) were reinvested.

Reconciliation of Summary Compensation Table to Compensation Actually Paid

A reconciliation of adjustments from our summary compensation table total to compensation actually paid for our PEO and Other NEOs is presented in the table below:

	2023		2022
Adjustments	PEO Jeff Korn	Other NEOs*	PEO Steven G. Mihaylo	Other NEOs*
SCT Total	$509	$475	$308	$558
(a)	$(113)	$(73)	$(294)	$(197)
(b)	$-	$-	$92	$69
(c)	$94	$71	$(157)	$(121)
(d)	$113	$73	$146	$97
(e)	$(1)	$1	$(109)	$(65)
(f)	$(48)	$(38)	$-	$(75)
CAP Total	$554	$509	$(14)	$266

* Amounts presented are averages for the entire group of Other NEOs in each respective year

(a)	(Deduct): Aggregate value for stock awards and option awards included in SCT for the covered fiscal year.
(b)	Add: The year-end fair value of any equity awards granted during the covered fiscal year that are outstanding and unvested as of the end of the fiscal year.
(c)	Add (Deduct): The change in fair value of any awards granted in prior years that are outstanding and unvested as of the end of the fiscal year.
(d)	Add: The fair value as of the vesting date of any awards that are granted and vest in the same year.
(e)	Add (Deduct): For awards granted in prior years that vest in the fiscal year, the change in the fair value from the end of the prior fiscal year to the vesting date.
(f)	(Deduct): For awards granted in prior years that are determined to fail to meet the applicable vesting conditions, deduct the amount equal to the fair value at the end of the prior fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS’ MATTERS

The following table sets forth, as of December 31, 2023, the number of shares of our common stock beneficially owned by each of the following persons and groups and the percentage of the outstanding shares owned by each person and group including: (i) each person who is known by us to be the owner of record or beneficial owner of more than 5% of the outstanding shares of our common stock; (ii) each director and nominee; (iii) each of our named executive officers; and (iv) all of our current directors and executive officers as a group.

With respect to certain of the individuals listed below, we have relied upon information set forth in statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act. Except as otherwise noted below, the address of each person identified in the following table is c/o Crexendo, Inc., 1615 South 52nd Street, Tempe, Arizona, 85281.

Name of Beneficial Owner	Shares Owned	Number of Outstanding RSUs and Options (1)	Total Beneficial Ownership (2)	Percent of Class Beneficially Owned
5% Stockholders
Bryan Dancer	2,372,853	3,610	2,376,463	9.1%

NEO's and Directors
Steven G. Mihaylo	11,297,565	179,155	11,476,720	43.9%
Anand Buch	545,402	1,110,083	1,655,485	6.1%
David Wang	437,402	834,172	1,271,574	4.7%
Doug Gaylor	204,557	260,624	465,181	1.8%
Jeffrey G. Korn	229,856	183,124	412,980	1.6%
Ron Vincent	136,164	218,124	354,288	1.4%
Jeffrey P. Bash	243,492	98,950	342,442	1.3%
Todd A. Goergen	216,223	108,950	325,173	1.2%
Jon Brinton	89,406	148,776	238,182	0.9%
David Williams	28,227	90,326	118,553	0.5%
Anil Puri	26,278	108,950	135,228	0.5%
All current directors and executive officers as a group (11 persons)	13,454,572	3,341,234	16,795,806	57.3%

(1)	Reflects options that will be exercisable or vested, as the case may be, as of December 31, 2023, or within 60 days thereafter.
(2)

Beneficial ownership is determined in accordance with the rules of the SEC, based upon 26,130,218 shares of common stock outstanding on December 31, 2023. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days following December 28, 2023 and restricted stock units that are scheduled to vest within 60 days of December 31, 2023 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name.

(3)

Shares owned consists of 4,647,192 shares held personally, 6,570,373 shares in The Steven G. Mihaylo Trust dated August 19, 1999, as amended, of which Steven G. Mihaylo is the Trustee, 80,000 shares in The Steven Mihaylo and Lois Mihaylo Foundation.

(4)	Shares owned consists of 34,381 shares held personally and 181,842 shares held by his family’s private equity firm Ropart Asset Management FD II LLC.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on a review of reports and representations submitted to us, all reports regarding beneficial ownership of our securities required to be filed under Section 16(a) for the year ended December 31, 2023 were timely filed.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Person

The Company has adopted a written related person transaction policy to comply with Section 404 of the Exchange Act. It is the Company's policy that all Related Party Transactions (as defined below) involving executive officers, directors, director nominees, stockholders known to or beneficially own more than 5% of voting securities and members of their immediate family members (each, a “Related Party”) shall be approved or ratified by the independent members of the Board of Directors. A Related Party Transaction is defined as: (1) any transaction, or a series of similar transactions, which is currently proposed or has been in effect at any time since the beginning of the last fiscal year, in which the Company was, or is proposed to be, a participant, in which a Related Party had, has or will have a direct or indirect material interest, and where the amount involved exceeds or is expected to exceed $120,000, and (2) any material amendment or modification to the foregoing regardless of whether such transaction has previously been approved in accordance with this policy.

Director Independence

For the information required by this item relating to the independence of our directors please see “Information about Committees of our Board of Directors” in item 10 herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees of Independent Registered Public Accounting Firm

We have set forth below the aggregate fees paid or accrued for professional services rendered by Urish Popeck during the years ended December 31, 2023 and 2022. All of the services described in the following fee table were approved in conformity with the Audit Committee’s pre-approval process.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit Fees (1) (audit of our annual financial statements, review of our quarterly financial statements, review of our SEC filings and correspondence with the SEC)	$253	$248
Tax Fees (2)	123	200
M&A Consultation Fees (3)	-	29
	$376	$477

(1)

Audit Fees: Fees paid or accrued for professional services rendered for the audit and reviews of our financial statements filed with the SEC on Forms 10-K and 10-Q, and reviews of our correspondence with the SEC.

(2)	Tax Fees: Fees billed for the preparation of federal and state income tax returns and other tax consultation services.
(3)	M&A Consultation Fees: Fees paid for consultation and research related to acquisitions.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

Documents filed as part of this Report:

1.	Financial Statements – consolidated financial statements of Crexendo, Inc. and subsidiaries as set forth under Item 8 of this Report.
2.	The Financial Statement Schedule on page 92 of this Annual Report.
3.	Exhibit Index as seen below.

EXHIBIT INDEX

		Incorporated By Reference			Filed Herewith
Exhibit No.	Exhibit Description	Form	Date	Number

2.1	Acquisition Agreement, dated October 17, 2022, by and among Crexendo, Inc., Bryan J. Dancer and Allegiant Networks, LLC	8-K/A	10/21/2022	10.1
3.1	Articles of Incorporation	8-K	12/14/2016	3.1
3.2	Bylaws	8-K	12/14/2016	3.2
4.1	Description of Capital Stock				X
10.1*	2021 Equity Incentive Plan	S-8	5/24/2021
10.2	Reincorporation in state of Nevada for Crexendo, Inc. (Nevada) Articles of Incorporation	8-K	12/14/2016	3.1
10.3	Reincorporation in state of Nevada for Crexendo, Inc. (Nevada) bylaws	8-K	12/14/2016	3.2
10.4*	Employment Agreement between Registrant and Jeff Korn, dated February 5, 2024	8-K	2/12/2024	10.1
10.5*	Employment Agreement between Registrant and Doug Gaylor, dated February 5, 2024	8-K	2/12/2024	10.2
10.6*	Employment Agreement between Registrant and Ron Vincent, dated February 5, 2024	8-K	2/12/2024	10.3
10.7*	Employment Agreement between Registrant and Jon Brinton, dated February 5, 2024	8-K	2/12/2024	10.4
10.8*	Employment Agreement between Registrant and Anand Buch, dated February 5, 2024	8-K	2/12/2024	10.5
10.9*	Employment Agreement between Registrant and David Wang, dated February 5, 2024	8-K	2/12/2024	10.6
10.10	Lease for facilities at 1615 S 52nd St., Tempe, Arizona, dated August 9, 2023	8-K	8/9/2023	10.3
10.11*	2023 Employee Bonus Plan				X
21.1	Subsidiaries of Crexendo, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (Urish Popeck & Co., LLC)				X
24.1	Power of Attorney (included on signature page)
31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
31.2	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350				X
32.2	Certification Pursuant to 18 U.S.C. Section 1350				X
97.1	Recovery of Erroneously Awarded Compensation Policy				X
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

———————

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREXENDO, INC.

Date: March 5, 2024	By:	/s/ JEFFREY G. KORN
Jeffrey G. Korn Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey G. Korn and Ronald Vincent, and each of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitutes, may do or cause to be done by virtue of hereof.

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 5, 2024	By:	/s/ JEFFREY G. KORN
Jeffrey G. Korn Chief Executive Officer, Chairman of the Board of Directors

Date: March 5, 2024	By:	/s/ RONALD VINCENT
Ronald Vincent Chief Financial Officer

Date: March 5, 2024	By:	/s/ TODD GOERGEN
Todd Goergen Director

Date: March 5, 2024	By:	/s/ JEFFREY P. BASH
Jeffrey P. Bash Director

Date: March 5, 2024	By:	/s/ DAVID WILLIAMS
David Williams Director

Date: March 5, 2024	By:	/s/ STEVEN G. MIHAYLO
Steven G. Mihaylo Director

Date: March 5, 2024	By:	/s/ KEVIN JACKSON
Kevin Jackson Director

Date: March 5, 2024	By:	/s/ L. JASMINE KIM
L. Jasmine Kim Director

Date: March 5, 2024	By:	/s/ ANIL PURI
Anil Puri Director

CREXENDO, INC. AND SUBSIDIARIES

Schedule II- Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning			End of
	of Year	Additions	Deductions	Year
	(in thousands)
Year ended December 31, 2023
Trade receivable allowance for credit losses	$131	168	(183)	$116
Contract assets allowance for credit losses	$-	95	(10)	$85
Equipment financing receivables allowance for credit losses	$-	204	(33)	$171
Deferred income tax asset valuation allowance	$3,179	1,603	-	$4,782
Year ended December 31, 2022
Allowance for doubtful accounts receivable	$72	59	-	$131
Deferred income tax asset valuation allowance	$1,498	1,681	-	$3,179

