Form 10-Q
period 2024-03-31
Crexendo, Inc.
filed 2024-05-07
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 _______________________

FORM 10-Q

 _______________________

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission file number 001-32277

__________________________

Crexendo, Inc.
(Exact name of registrant as specified in its charter)

__________________________

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2024 was 26,628,022.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Crexendo, Inc. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except par value and share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$11,041	$10,347
Trade receivables, net of allowance of $125 and $116, respectively	4,216	3,476
Inventories	381	382
Equipment financing receivables, net of allowance of $58 and $56, respectively	884	856
Contract costs	1,601	1,345
Prepaid expenses	899	508
Other current assets	23	35
Total current assets	19,045	16,949

Contract assets, net of allowance of $82 and $85, respectively	320	342
Long-term equipment financing receivables, net of allowance of $122 and $115, respectively	1,869	1,768
Property and equipment, net	590	670
Operating lease right-of-use assets	860	1,009
Intangible assets, net	22,796	23,556
Goodwill	9,454	9,454
Contract costs, net of current portion	2,396	2,273
Other long-term assets	137	139
Total Assets	$57,467	$56,160

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$619	$769
Accrued expenses	5,002	5,951
Finance leases	76	75
Notes payable	462	457
Operating lease liabilities	476	566
Income tax payable	80	53
Contract liabilities	2,898	2,390
Total current liabilities	9,613	10,261

Contract liabilities, net of current portion	198	198
Finance leases, net of current portion	4	23
Notes payable, net of current portion	475	592
Operating lease liabilities, net of current portion	412	473
Total liabilities	10,702	11,547

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 50,000,000 shares, 26,628,022 shares issued and outstanding as of March 31, 2024 and 26,130,218 shares issued
and outstanding as of December 31, 2023	27	26
Additional paid-in capital	134,604	132,888
Accumulated deficit	(88,033)	(88,467)
Accumulated other comprehensive income	167	166
Total stockholders' equity	46,765	44,613

Total Liabilities and Stockholders' Equity	$57,467	$56,160

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share and share data)

	Three Months Ended March 31,
	2024	2023
Service revenue	$7,845	$7,158
Software solutions revenue	5,146	4,108
Product revenue	1,295	1,225
Total revenue	14,286	12,491

Operating expenses:
Cost of service revenue	3,109	3,044
Cost of software solutions revenue	1,392	1,185
Cost of product revenue	730	839
Selling and marketing	4,027	3,809
General and administrative	3,296	3,997
Research and development	1,249	1,191
Total operating expenses	13,803	14,065

Income/(loss) from operations	483	(1,574)

Other income/(expense):
Interest expense	(13)	(42)
Other income/(expense), net	(9)	58
Total other income/(expense), net	(22)	16

Income/(loss) before income tax	461	(1,558)

Income tax (provision)/benefit	(27)	(24)

Net income/(loss)	$434	$(1,582)

Earnings per common share:
Basic	$0.02	$(0.06)
Diluted	$0.01	$(0.06)

Weighted-average common shares outstanding:
Basic	26,314,903	25,734,049
Diluted	30,142,100	25,734,049

The accompanying notes are an integral part of the condensed consolidated financial statements.

4

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income/(Loss)

(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Net income/(loss)	$434	$(1,582)
Other comprehensive income/(loss), net of tax
Foreign currency translation gain/(loss)	1	(21)
Total other comprehensive income/(loss)	1	(21)
Comprehensive income/(loss)	$435	$(1,603)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

Three Months Ended March 31, 2024 and 2023

(Unaudited, in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2024	26,130,218	$26	$132,888	$166	$(88,467)	$44,613
Share-based compensation	-	-	728	-	-	728
Foreign currency translation adjustment, net of tax	-	-	-	1	-	1
Issuance of common stock for exercise of stock options	497,804	1	1,048	-	-	1,049
Taxes paid on the net settlement of stock options and RSUs	-	-	(60)	-	-	(60)
Net income/(loss)	-	-	-	-	434	434
Balance, March 31, 2024	26,628,022	$27	$134,604	$167	$(88,033)	$46,765

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2023	25,670,773	$26	$129,192	$187	$(87,946)	$41,459
Cumulative effect of accounting change	-	-	-	-	(159)	(159)
Share-based compensation	-	-	1,414	-	-	1,414
Vesting of restricted stock units	266,278	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	(21)	-	(21)
Issuance of common stock for exercise of stock options	35,553	-	40	-	-	40
Taxes paid on the net settlement of stock options and RSUs	-	-	(257)	-	-	(257)
Net income/(loss)	-	-	-	-	(1,582)	(1,582)
Balance, March 31, 2023	25,972,604	$26	$130,389	$166	$(89,687)	$40,894

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$434	$(1,582)
Adjustments to reconcile net income/(loss) to net cash provided by/(used for) operating activities:
Depreciation and amortization	840	908
Allowance for credit losses	14	55
Share-based compensation	728	1,414
Non-cash operating lease amortization	(2)	-
Changes in assets and liabilities:
Trade receivables	(749)	(548)
Contract assets	25	(5)
Equipment financing receivables	(137)	(239)
Inventories	1	40
Contract costs	(379)	(268)
Prepaid expenses	(391)	(190)
Other assets	14	163
Accounts payable and accrued expenses	(1,099)	(1,110)
Income tax payable	27	23
Contract liabilities	508	(215)
Net cash provided by/(used for) operating activities	(166)	(1,554)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(9)
Net cash provided by/(used for) investing activities	-	(9)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	278
Borrowing on line of credit, net	-	(82)
Repayments made on finance leases	(18)	(30)
Repayments made on notes payable	(112)	(152)
Proceeds from exercise of options	1,049	40
Taxes paid on the net settlement of stock options and RSUs	(60)	(257)
Net cash provided by/(used for) financing activities	859	(203)
Effect of exchange rate changes on cash	1	(21)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	694	(1,787)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	10,347	5,475

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$11,041	$3,688

Supplemental disclosure of cash flow information:
Cash used during the year for:
Interest expense	$(13)	$(24)
Supplemental disclosure of non-cash investing and financing information:
Transfer of property and equipment, net to property and equipment, held for sale	$-	$2,333

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited, in thousands, except per share and share data)

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

Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the three months ended March 31, 2024 and 2023, we recorded foreign currency translation gains/(losses) of $1, and $(21), respectively, in our statements of comprehensive income (loss).

Cash and Cash Equivalents – We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $10,478 and $9,035 respectively.

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

Contract Costs – Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining telecommunications contracts which are recoverable. The Company capitalized contract costs in the amount of $3,997 and $3,618 at March 31, 2024 and December 31, 2023, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate, which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the three months ended March 31, 2024 and 2023, the Company amortized $500 and $388, respectively, and there was no impairment loss in relation to the costs capitalized.

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

Research and Development –Research and development expenses consist primarily of personnel and related expenses for the Company’s research and development staff, including salaries, benefits, bonuses and stock-based compensation and the cost of certain third-party contractors. Research and development costs are expensed as incurred. Costs related to internally developed software are expensed as research and development expense until technological feasibility has been achieved, after which the costs are capitalized.

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

Income Taxes – We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows.  In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. At December 31, 2023, we determined that it is more likely-than-not that we will not be able to realize our deferred income tax assets in the future. A valuation allowance of $4,782 and $4,782 was recorded against our gross deferred tax asset balance as of March 31, 2024 and December 31, 2023, respectively.

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

Operating Segments – Accounting guidance establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in financial reports issued to stockholders. The Company has reorganized into two operating segments, which consist of cloud telecommunications services and software solutions. The software solutions segment includes the results of operation of NetSapiens, LLC, NSHC, Inc., NetSapiens Canada, Inc., and NetSapiens International Limited. The cloud telecommunications segment includes the results of operations of Allegiant Networks, LLC, Crexendo Business Solutions, Inc., Crexendo International, Inc., and Crexendo Business Solutions of Virginia, Inc. We generate 94% of our total revenue from customers within the United States and 6% of our total revenues from customers in other parts of the world.

Significant Customers – No customer accounted for 10% or more of our total revenue for the three months ended March 31, 2024 and 2023. One customer accounted for 10% or more of our total trade accounts receivable as of March 31, 2024 and December 31, 2023.

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

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, with additional updates and amendments being issued in 2018, 2019, 2020 and 2022 (collectively, “ASC 326”).  The new standard updates the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss (“CECL”) model. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities are required to use a new forward-looking "expected loss" model that generally results in the earlier recognition of an allowance for credit losses.  The Company adopted ASC 326 on a modified retrospective basis as of January 1, 2023, through a cumulative-effect adjustment to the Company's beginning accumulated deficit balance; the impact of the adoption was not material to the Company's consolidated financial statements. The adoption of this standard and applicable amendments primarily impacted the estimation of our allowance for credit losses for accounts receivable and established an allowance for credit losses for our equipment finance receivables and contract assets.  See Note 4 - Trade Receivables and Allowance for Credit Losses, Note 5 – Equipment Financing Receivables and Allowance for Credit Losses, and Note 2 – Revenues, [Contract Assets and Allowance for Credit Losses] for additional discussion regarding the impacts from the adoption of this standard.

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

2. Revenue

Revenue is measured based on a consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product, service, or software solution to a customer. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments, see Note 16.

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

Three Months Ended March 31, 2024	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$1,295	$-	$1,295
Equipment financing revenue	152	-	152
Telecommunications services	6,627	-	6,627
Fees, commissions, and other, recognized over time	500	-	500
One time fees, commissions and other	566	-	566
Software licenses	-	947	891
Subscription maintenance and support	-	3,911	3,967
Professional services and other	-	288	288
	$9,140	$5,146	$14,286
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$1,861	$1,235	$3,040
Products, services, and fees transferred over time	7,279	3,911	11,246
	$9,140	$5,146	$14,286

Three Months Ended March 31, 2023	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$1,225	$-	$1,225
Equipment financing revenue	105	-	105
Telecommunications services	6,056	-	6,056
Fees, commissions, and other, recognized over time	436	-	436
One time fees, commissions and other	561	-	561
Software licenses	-	1,033	1,033
Subscription maintenance and support	-	2,966	2,966
Professional services and other	-	109	109
	$8,383	$4,108	$12,491
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$1,786	$1,142	$2,928
Products, services, and fees transferred over time	6,597	2,966	9,563
	$8,383	$4,108	$12,491

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	March 31,	December 31,
(In thousands)	2024	2023
Receivables, which are included in trade receivables, net of allowance for credit losses	$4,216	$3,476
Contract assets, net of allowance for credit losses	320	342
Contract liabilities	3,096	2,588

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Three Months Ended		For the Year Ended
(In thousands)	March 31, 2024		December 31, 2023
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(2,070)	$-	$(3,393)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	2,578	-	2,396
Transferred to receivables from contract assets recognized at the beginning of the period, net of allowance for credit losses	(113)	-	(192)	-
Increase due to additional unamortized discounts	91	-	216	-

Contract assets and allowance for credit losses

Our contract assets balance consists of the Company’s rights to consideration for work completed but not billed as of the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract assets were as follows (in thousands):

	March 31,	December 31,
	2024	2023
Gross contract assets	$402	$427
Less: allowance for credit losses	(82)	(85)
Contract assets, net of allowance for credit losses	$320	$342

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2023	$85
Provision	1
Write-offs	(4)
Recoveries and other	-
Balance at March 31, 2024	$82

The allowance for credit losses is determined based on an assessment of historical collection experience using the loss-rate method as well as consideration of current and future economic conditions and changes in our loss-rate trends. We utilize a five-year lookback period to establish our estimate of expected credit losses, as our contractual terms range from three to five years. Based on that assessment, the allowance for credit losses as a percent of gross contract assets increased to 20.5% at March 31, 2024 from 20.0% at December 31, 2023.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period from the cloud telecommunications services segment (in thousands):

	2024	2025	2026	2027	2028 and thereafter	Total
Desktop devices	$1,512	$-	$-	$-	$-	$1,512
Telecommunications services	15,627	14,476	9,156	5,482	1,828	46,569
Software Solutions	9,160	5,578	3,176	1,187	194	19,295
Total	26,299	20,054	12,332	6,669	2,022	67,376
All consideration from contracts with customers is included in the amounts presented above

3. Earnings Per Common Share

Basic net income/(loss) per common share is computed by dividing the net income for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the three months ended March 31, 2023 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net income per common share:

	Three Months Ended March 31,
	2024	2023
Net income/(loss) (in thousands) (A)	$434	$(1,582)

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	26,314,903	25,734,049
Dilutive effect of stock-based awards	3,827,197	-
Diluted weighted-average outstanding shares of common stock (C)	30,142,100	25,734,049

Earnings per common share:
Basic (A/B)	$0.02	$(0.06)
Diluted (A/C)	$0.01	$(0.06)

For the three months ended March 31, 2024 and 2023, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net income per share because including them would be anti-dilutive.

	Three Months Ended March 31,
	2024	2023
Stock options	1,317,937	4,196,055

4. Trade Receivables and Allowance for Credit Losses

Our trade receivables balance consists of traditional trade receivables. Trade receivables were as follows (in thousands):

	March 31,	December 31,
	2024	2023
Gross trade receivables	$4,341	$3,592
Less: allowance for credit losses	(125)	(116)
Trade receivables, net	$4,216	$3,476

Current trade receivables, net	$4,216	$3,476
Long-term trade receivables, net	-	-
Trade receivables, net	$4,216	$3,476

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2023	$116
Provision	57
Write-offs	(48)
Recoveries and other	-
Balance at March 31, 2024	$125

The allowance for credit losses is determined based on an assessment of historical collection experience using the aging schedule method as well as consideration of current and future economic conditions. Based on that assessment, the allowance for credit losses as a percent of gross accounts receivable decreased to 2.9% at March 31, 2024 from 3.2% at December 31, 2023.

5. Equipment Financing Receivables and Allowance for Credit Losses

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

	March 31,	December 31,
	2024	2023
Gross equipment financing receivables	$4,215	$3,888
Less: unearned income	(1,282)	(1,093)
Less: allowance for credit losses	(180)	(171)
Equipment financing receivables, net	$2,753	$2,624

Current equipment financing receivables, net	$884	$856
Long-term equipment financing receivables, net	1,869	1,768
Equipment financing receivables, net	$2,753	$2,624

A summary of our gross equipment financing receivables’ future contractual maturities, is as follows (in thousands):

Year ending December 31,
2024 remaining	$1,157
2025	1,261
2026	904
2027	610
2028	283
2029 and thereafter	-
Total	$4,215

Allowance for Credit Losses

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2023	$171
Provision	21
Write-offs	(13)
Recoveries and other	-
Balance at March 31, 2024	$179

Aging of Receivables

The aging of gross equipment financing receivables was as follows (in thousands):

	March 31,	December 31,
	2024	2023
Past due amounts 0 - 90 days	$2,749	$2,623
Past due amounts > 90 days	4	1
Total	$2,753	$2,624

Our equipment financing receivable portfolio is primarily in the United States. The allowance for credit losses is determined principally based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, the allowance for credit losses was 6.1% of gross equipment financing receivables (net of unearned income) at March 31, 2024 and December 31, 2023.

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

The table below shows gross equipment financing receivables and current period gross write offs by year of origination (in thousands):

	March 31, 2024							December 31, 2023
	2024	2023	2022	2021	2020	Prior	Total Equipment Financing Receivables	Total Equipment Financing Receivables
United States	$426	1,447	704	173	146	36	$2,932	$2,795
Current period gross write offs	$-	8	3	1	-	1	$13	$33

6. Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Prepaid corporate insurance	$21	$68
Prepaid software services and support	395	245
Prepaid employee insurance premiums	180	-
Prepaid Nasdaq listing fee	49	-
User group meeting	92	84
Other prepaid expenses	162	111
Total prepaid expenses	$899	$508

7. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Computer and office equipment	2,700	2,700
Computer software	625	625
Internal-use software	14	14
Furniture and fixtures	64	64
Vehicles	143	143
Leasehold improvements	15	15
Less: accumulated depreciation	(2,971)	(2,891)
Total property and equipment, net	$590	$670

Depreciation and amortization expense is included in general and administrative expenses and totaled $110 and $107 for the three months ended March 31, 2024 and 2023, respectively.

8. Intangible Assets and Goodwill

Acquired intangible assets subject to amortization consist of the following (in thousands):

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$26,073	$(5,798)	$20,275	$26,073	$(5,260)	$20,813
Developed technologies	4,900	(2,473)	2,427	4,900	(2,269)	2,631
Trademark and trade names	400	(306)	94	400	(288)	112
Total acquired intangible assets	$31,373	$(8,577)	$22,796	$31,373	$(7,817)	$23,556

As of March 31, 2024, the weighted average remaining useful life for customer relationships was 13.1 years, developed technologies was 3.4 years, and trademarks and trade names was 1.4 years.

Amortization expense for customer relationships intangible assets is included in sales and marketing expenses and totaled $527 and $539 for the three months ended March 31, 2024 and 2023, respectively. Amortization expense for developed technologies intangible assets is included in cost of software solutions revenue and totaled $203 and $215 for the three months ended March 31, 2024 and 2023, respectively. Amortization expense for trademark and trade name intangible assets is included in general and administrative expenses and totaled $30 and $38 for the three months ended March 31, 2024 and 2023, respectively.

                As of March 31, 2024, annual amortization of definite lived intangible assets, based on existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Year ending December 31,
2024 remaining	$2,269
2025	2,770
2026	2,457
2027	2,202
2028	1,637
2029 and thereafter	11,461
Total	$22,796

The following table provides a summary of changes in the carrying amounts of goodwill (in thousands):

Goodwill
Balance at January 1, 2023	$9,454
Additions	-
Balance at December 31, 2023	$9,454
Additions	-
Balance at March 31, 2024	$9,454

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued wages and benefits	$1,598	$2,884
Accrued accounts payable	1,329	1,297
Accrued sales and telecommunications taxes	1,456	1,234
Product warranty liability	23	25
Credit cards	187	113
Other	409	398
Total accrued expenses	$5,002	$5,951

The changes in aggregate product warranty liabilities for the three months ended March 31, 2024 and the year ended December 31, 2023 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2023	$55
Accrual for warranties	25
Adjustments related to pre-existing warranties	(32)
Warranty settlements	(23)
Balance at December 31, 2023	25
Accrual for warranties	7
Warranty settlements	(9)
Balance at March 31, 2024	$23

Product warranty expense is included in cost of product revenue expense and totaled $7 and $14 for the three months ended March 31, 2024 and 2023, respectively.

10. Notes Payable

Notes payable consists of a short and long-term financing arrangements:

	March 31,	December 31,
	2024	2023
Related party note payable	$753	$843
Other notes payable	184	206
Total notes payable	$937	$1,049
Less: current notes payable	(462)	(457)
Notes payable, net of current portion	$475	$592

On February 27, 2023, we entered into a promissory note with CrossFirst Bank in the amount of $278. The promissory note has a term of three (3) years with monthly payments of Eight Thousand Five Hundred Forty-Three ($8,543), including interest of 6.58%, beginning on March 27, 2023. Additionally, the promissory note is subject to certain financial covenants.

On November 1, 2022, as part of the acquisition of Allegiant Networks, we entered into a promissory note with the seller in the amount of $1.1 million. The loan agreement has a term of three (3) years with quarterly payments of Ninety-Eight Thousand Three Hundred Eighty-One ($98,381), including interest at 4.00%, beginning on April 1, 2023. As of March 31, 2024 and December 31, 2023, the outstanding balance of the related party note payable was $753 and $843, respectively. During the three months ended March 31, 2024 and 2023, the Company paid principal of $90 and $0, respectively and interest of $8 and $0, respectively.

As of March 31, 2024, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2024 remaining	$345
2025	478
2026	114
2027	-
2027	-
Total	$937

11. Line of Credit

The Company maintains a line of credit with a maximum principal amount of $700, payable upon demand. The line of credit expires on February 27, 2025. The line of credit bears interest at 0.50% over the Wall Street Journal Prime Rate. As of March 31, 2024, there was an outstanding balance of $0 and $700 remained available for borrowing. The line of credit is collateralized by all company assets. Additionally, the line of credit is subject to certain financial covenants.

12. Fair Value Measurements

We have financial instruments as of March 31, 2024 and December 31, 2023 for which the fair value is summarized below (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$4,216	$4,216	$3,476	$3,476
Equipment financing receivables	2,753	2,753	2,624	2,624
Liabilities:
Finance lease obligations	$80	$80	$98	$98
Notes payable	937	909	1,049	1,012

We have no liabilities for which fair value is recognized in the balance sheet on a recurring basis as of March 31, 2024 and December 31, 2023.

13. Income Taxes

Our effective tax rate for the three months ended March 31, 2024 and 2023 was 5.8% and 1.5%, respectively, which resulted in an income tax benefit/(provision) of $(27) and $(24), respectively.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more-likely-than-not that such assets will not be realized. In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods by jurisdiction, unitary versus stand-alone state tax filings, our experience with loss carryforwards expiring unutilized, and all tax planning alternatives that may be available. As of December 31, 2023, management reviewed the weight of all the positive and negative evidence available. Management reviewed negative evidence such as three years of cumulative pretax loss in the U.S. federal tax jurisdiction, and positive evidence such as projections of future pretax income and the duration of statutory carry-forward periods. As of December 31, 2023 the Company has a cumulative pretax loss for the three year lookback excluding the gain on the sale of property and equipment, which is considered significant objectively verifiable negative evidence. Management also evaluated projections of future pretax income and the duration of statutory carry-forward periods to determine if the NOL carryforwards could be utilized in whole or in part before they expire unutilized. Forecasts and projections of future income are inherently subjective and therefore generally are given less weight, based on the extent to which the assumptions can be objectively verified based on historical experience. Although historical trends utilized in our projections are objectively verifiable we assigned less weight to this positive evidence given the subjective nature of assumptions in projections. Management reviewed negative evidence related to experience of credits and loss carryforwards expiring unutilized, and determined that although negative evidence exists, it was not significant evidence, as the current loss carryforwards do not begin to expire until 2032 and therefore risk is minimal. After reviewing the weight of the positive and negative evidence, management determined that the positive evidence was not sufficient enough to overcome the negative evidence of cumulative pretax losses for the three-year lookback to conclude that it is more likely than not that deferred tax assets of $4,782 are realizable. Therefore, a valuation allowance of $4,782 was recorded against our gross deferred tax asset balance as of March 31, 2024 and December 31, 2023.

14. Leases

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

We currently lease office space in Tempe, Arizona under a non-cancelable operating lease agreement that expires in 2025. On August 9, 2023, in connection with the sale of our corporate office building and land, we entered into a lease agreement to leaseback the property. The operating lease agreement has an initial term of eighteen full calendar months, with an option to terminate the lease on the last day of the twelfth full calendar month with a sixty-day notice. The operating lease agreement includes fixed fees for property tax, insurance, and common area maintenance (CAM). We account for the lease components and non-lease components such as fixed fee property tax and insurance charges as a single lease component. The CAM charges are considered a separate non-lease component of the lease agreement and are excluded from the measurement of the lease liability. We utilized our incremental borrowing rate of 6.58% to determine the present value of lease payments to determine our lease liability. Rental expense for the three months ended March 31, 2024 and 2023 was approximately $78 and $0, respectively.

We currently lease office space in Reston, Virginia under a non-cancelable operating lease agreement that expires in 2025. The operating lease contains customary escalation clauses. Rental expense for the three months ended March 31, 2024 and 2023 was approximately $13 and $3, respectively.

We currently lease office space in San Diego, California under a non-cancelable operating lease agreement that expires in 2024. Rental expense for the three months ended March 31, 2024 and 2023 was approximately $22 and $21, respectively.

We currently lease office space in Overland Park, Kansas under a non-cancelable operating lease agreement that expires in 2027. The operating lease contains customary escalation clauses. Rental expense for the three months ended March 31, 2024 and 2023 was approximately $51 and $45, respectively.

We currently lease other assets under multiple operating leases. The leases expire on various dates through 2027 and the interest rates range from 3.00% to 15.74%. The expense is included in cost of product expenses and totaled approximately $21 and $21 for the three months ended March 31, 2024 and 2023, respectively.

We currently lease data center colocation space in Grand Rapids, Michigan, Las Vegas, Nevada, Dallas, Texas and Lenexa, Kansas, under non-cancelable operating lease agreements that expire in 2024. Rental expense for the three months ended March 31, 2024 and 2023 was approximately $144 and $62 respectively.

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The Company leases equipment and support under finance lease agreements which extends through 2026. The Company also leases one vehicle under a financing agreement. The outstanding balance for finance leases was $80 and $98 as of March 31, 2024 and December 31, 2023, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $486 and $486 as of March 31, 2024 and December 31, 2023, respectively. Related accumulated depreciation totaled $353 and $337 as of March 31, 2024 and December 31, 2023, respectively. The $40 in support contracts were classified as a prepaid expense and are being amortized over the service period of three years. The support contracts expire in June 2024. Amortization expense is included in general and administrative expenses and totaled $1 and $1 for the three months ended March 31, 2024 and 2023, respectively. The interest rates on the finance lease obligations range from 1.37% and 15.74% and interest expense was $1 and $1 for the three months ended March 31, 2024 and 2023, respectively.

The maturity of operating leases and finance lease liabilities as of March 31, 2024 are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2024 remaining	$519	$57
2025	205	21
2026	179	3
2027	134	-
2028	-	-
Total minimum lease payments	1,037	81
Less: amount representing interest	(52)	(1)
Present value of minimum lease payments	$985	$80

Lease term and discount rate	March 31, 2024
Weighted-average remaining lease term (years)
Operating leases	2.5
Finance leases	1.1
Weighted-average discount rate
Operating leases	4.7%
Finance leases	2.5%

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$213	$140
Operating cash flows from finance leases	1	2
Financing cash flows from finance leases	(18)	(30)

15. Commitments and Contingencies

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

Legal Proceedings

In the ordinary course of business, the Company may be involved in a variety of claims, lawsuits, investigations, and other proceedings, including patent infringement claims, employment litigation, regulatory compliance matters, and contractual disputes, that can arise in the normal course of the Company's operations. The Company recognizes a provision when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts the amount of the provision to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. As of March 31, 2024, the Company does not have a recorded liability for estimated losses. Legal costs are expensed as incurred.

16. Segment Reporting

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

	Three Months Ended March 31,
	2024	2023
Revenue:
Cloud telecommunications services	$9,140	$8,383
Software solutions	5,146	4,108
Consolidated revenue	14,286	12,491

Operating income/(loss) from operations:
Cloud telecommunications services	78	(1,179)
Software solutions	405	(395)
Total operating income/(loss)	483	(1,574)
Other income/(expense), net:
Cloud telecommunications services	(5)	(39)
Software solutions	(17)	55
Total other income/(expense)	(22)	16
Income/(loss) before income tax provision:
Cloud telecommunications services	73	(1,218)
Software solutions	388	(340)
Income/(loss) before income tax provision	$461	$(1,558)

Depreciation and amortization was $356 and $401 for the cloud telecommunications services segment for the three months ended March 31, 2024 and 2023, respectively. Depreciation and amortization was $484 and $507 for the software solutions segment for the three months ended March 31, 2024 and 2023, respectively.

Interest income was $5 and $0 for the cloud telecommunications services segment for the three months ended March 31, 2024 and 2023, respectively. Interest income was $0 and $0 for the software solutions segment for the three months ended March 31, 2024 and 2023, respectively.

Interest expense was $13 and $42 for the cloud telecommunications services segment for the three months ended March 31, 2024 and 2023, respectively. Interest expense was $0 and $0 for the software solutions segment for the three months ended March 31, 2024 and 2023, respectively.

The Company operates in two geographic areas, the United States and international. Revenue by geography is based on the location of the customer from which the revenue is earned. Revenue by geographic location is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$13,431	$11,834
International	855	657
Total revenue	$14,286	$12,491

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) filed with the SEC and the Condensed Consolidated Financial Statements and notes thereto included in the 2024 Form 10-Qs and elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

We generate recurring revenue from our cloud telecommunications services, broadband Internet services, managed IT services, software license sales, and infrastructure as a service. Our cloud telecommunications contracts typically have a thirty-six to sixty-month term. We may also charge activation and flash fees and the Company generally allocates a portion of the activation fees to the desktop devices, which is recognized at the time of the installation or customer acceptance, and a portion to the service, which is recognized over the contract term using the straight-line method. We also charge other various contracted and non-contracted fees.

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

Results of Consolidated Operations (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2024	2023
Service revenue	$7,845	$7,158
Software solutions revenue	5,146	4,108
Product revenue	1,295	1,225
Total revenue	$14,286	$12,491
Income/(loss) before income tax	461	(1,558)
Income tax benefit/(provision)	(27)	(24)
Net income/(loss)	434	(1,582)
Basic earnings per share	$0.02	$(0.06)
Diluted earnings per share	$0.01	$(0.06)

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Total Revenue

Total revenue consists of service revenue, software solutions revenue and product revenue. The following table reflects our total revenue for the three months ended March 31, 2024, compared to the three months ended March 31, 2023:

	Three Months Ended March 31,
	2024	2023	Dollar Change	Percent Change
Total revenue	$14,286	$12,491	$1,795	14%

The increase in total revenue is due to an increase in software solutions revenue of $1,038, an increase in service revenue of $687, and an increase in product revenue of $70.

Income/(loss) Before Income Taxes

The following table reflects our income/(loss) before income taxes for the three months ended March 31, 2024, compared to the three months ended March 31, 2023:

	Three Months Ended March 31,
	2024	2023	Dollar Change	Percent Change
Income/(loss) before income tax	$461	$(1,558)	$2,019	130%

The increase in income before income taxes is primarily related to an increase in revenue of $1,795 and a decrease in operating expenses of $262, offset by an increase in other expenses of $38. The increase in revenue is related to organic growth from existing customers and new customers. The decrease in operating expenses is primarily related to a decrease in share-based compensation of $684, offset by an increase in commission expenses of $284, and an increase in salaries, benefits, bonuses of $97. The increase in other expenses is primarily related to an increase in foreign currency losses, offset by a decrease in interest expense and an increase in interest income.

Income Tax Benefit/(Provision)

The following table reflects our income tax benefit/(provision) for the three months ended March 31, 2024, compared to the three months ended March 31, 2023:

	Three Months Ended March 31,
	2024	2023	Dollar Change	Percent Change
Income tax (provision)/benefit	$(27)	$(24)	$(3)	13%

The increase in income tax provision is due to minimum state tax increases as a result of increased revenue.

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

In our May 7, 2024 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income, EBITDA and Adjusted EBITDA. The terms Non-GAAP net income, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income/(loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Income/(Loss) to Non-GAAP Net Income
(Unaudited, in thousands, except for per share and share data)
	Three Months Ended March 31,
	2024	2023
U.S. GAAP net income/(loss)	$434	$(1,582)
Share-based compensation	728	1,414
Acquisition related expenses	-	1
Amortization of intangible assets	760	792
Non-GAAP net income	$1,922	$625

Non-GAAP earnings per common share:
Basic	$0.07	$0.02
Diluted	$0.06	$0.02

Weighted-average common shares outstanding:
Basic	26,314,903	25,734,049
Diluted	30,142,100	27,523,334

Reconciliation of U.S. GAAP Net Income/(Loss) to EBITDA to Adjusted EBITDA
(Unaudited, in thousands)
	Three Months Ended March 31,
	2024	2023
U.S. GAAP net income/(loss)	$434	$(1,582)
Depreciation and amortization	840	908
Interest expense	13	42
Other, net	14	(58)
Income tax provision/(benefit)	27	24
EBITDA	1,328	(666)
Acquisition related expenses	-	1
Share-based compensation	728	1,414
Adjusted EBITDA	$2,056	$749

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet.  Please see Note 1 of Part I, Item 1 of this quarterly report on Form 10-Q for a summary of significant accounting policies. In addition, the estimates, assumptions and judgments involved in our accounting policies described in critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Operating Results of our Cloud Telecommunications Services Segment (in thousands):

	Three Months Ended March 31,
Cloud Telecommunications Services	2024	2023
Service revenue	$7,845	$7,158
Product revenue	1,295	1,225
Total revenue	$9,140	$8,383
Operating expenses:
Cost of service revenue	$3,109	$3,044
Cost of product revenue	730	839
Selling and marketing	2,796	2,596
General and administrative	2,158	2,784
Research and development	269	299
Total operating expenses	9,062	9,562
Operating income/(loss)	78	(1,179)
Other income/(expense)	(5)	(39)
Income/(loss) before income tax	$73	$(1,218)

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, managed IT service, and administrative fees. The following table reflects our service revenue for the three months ended March 31, 2024, compared to the three months ended March 31, 2023:

	Three Months Ended March 31,
	2024	2023	Dollar Change	Percent Change
Service revenue	$7,845	$7,158	$687	10%

The increase in service revenue is due to an increase in telecommunications services fees of $571, an increase in fees, commissions, and other, recognized over time of $64, an increase in sales-type lease interest of $47, an increase in one-time fees, commissions and other of $5. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices, third-party equipment, and device as a service. The following table reflects our product revenue for the three months ended March 31, 2024, compared to the three months ended March 31, 2023:

	Three Months Ended March 31,
	2024	2023	Dollar Change	Percent Change
Product revenue	$1,295	$1,225	$70	6%

Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. Additionally, product revenue can fluctuate due to the allocation of discounts or sales promotions across the performance obligations. The increase in product revenue is primarily due to our organic growth.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of March 31, 2024 and 2023. Backlog increased 43%, or $14,401 to $48,082 as of March 31, 2024 as compared to $33,679 as of March 31, 2023. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of January 1, 2024 and 2023, and March 31, 2024 and 2023, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of January 1, 2024	$44,810
Cloud Telecommunications backlog as of March 31, 2024	$48,081

Cloud Telecommunications backlog as of January 1, 2023	$32,016
Cloud Telecommunications backlog as of March 31, 2023	$33,679

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, contract labor costs, customer support salaries, benefits, bonuses, and share-based compensation. The following table reflects our cost of service revenue for the three months ended March 31, 2024, compared to the three months ended March 31, 2023:

	Three Months Ended March 31,
	2024	2023	Dollar Change	Percent Change
Cost of service revenue	$3,109	$3,044	$65	2%

The increase in cost of service revenue was primarily related to a $51 increase in contract labor costs to assist with the migration of our customers to our new VIP platform and a $30 increase in salaries, benefits, bonuses, and share-based compensation related to increases in headcount related to the increase in service revenue, offset by a decrease in other cost of service revenue of $16.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the three months ended March 31, 2024, compared to the three months ended March 31, 2023:

	Three Months Ended March 31,
	2024	2023	Dollar Change	Percent Change
Cost of product revenue	$730	$839	$(109)	-13%

The decrease is primarily related to a higher margin product mix by eliminating the sale of low margin products.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries, benefits, bonuses, and share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the three months ended March 31, 2024, compared to the three months ended March 31, 2023:

	Three Months Ended March 31,
	2024	2023	Dollar Change	Percent Change
Selling and marketing	$2,796	$2,596	$200	8%

The increase in selling and marketing expense is primarily due to an increase in commission expense of $257 directly related to the increase in revenue and an increase in other sales and marketing expense of $10, offset by a decrease in salaries, benefits, bonuses, and share-based compensation of $67.

General and Administrative

General and administrative expenses consist of salaries, benefits, bonuses and share-based compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, depreciation, amortization of intangibles, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended March 31, 2024, compared to the three months ended March 31, 2023:

	Three Months Ended March 31,
	2024	2023	Dollar Change	Percent Change
General and administrative	$2,158	$2,784	$(626)	-22%

The decrease in general and administrative expenses is primarily related to a decrease in administrative salaries, benefits, bonuses, and share-based compensation of $583 due to a decrease in share-based compensation and a decrease in other general and administrative expenses of $43.

Research and Development

Research and development expenses primarily consist of salaries, benefits, bonuses, and share-based compensation, outsourced engineering services related to the development of new cloud telecommunications features and products.  The following table reflects our research and development expenses for the three months ended March 31, 2024, compared to the three months ended March 31, 2023:

	Three Months Ended March 31,
	2024	2023	Dollar Change	Percent Change
Research and development	$269	$299	$(30)	-10%

The decrease in research and development expenses is primarily related to a decrease in salaries, benefits, bonuses, and share-based compensation of $38, offset by an increase in other research and development costs of $8.

Other Income/(Expense)

Other income/(expense) primarily relates to interest expense and net foreign exchange gains or losses, offset by credit card cash back rewards. The following table reflects our other expense for the three months ended March 31, 2024, compared to the three months ended March 31, 2023:

	Three Months Ended March 31,
	2024	2023	Dollar Change	Percent Change
Other income/(expense), net	$(5)	$(39)	$34	-87%

The change in other income/(expense) is primarily related to a decrease in interest expense of $29 and an increase in interest income of $5.

Operating Results of our Software Solutions segment (in thousands):

	Three Months Ended March 31,
Software Solutions	2024	2023
Software solutions revenue	$5,146	$4,108
Operating expenses:
Cost of software solutions revenue	1,392	1,185
Selling and marketing	1,231	1,213
General and administrative	1,138	1,213
Research and development	980	892
Total operating expenses	4,741	4,503
Operating income/(loss)	405	(395)
Other income/(expense)	(17)	55
Income/(loss) before tax benefit	$388	$(340)

Three months ended March 31, 2024 compared to three months ended March 31, 2023

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, professional services, and annual user group meeting fees. Software licenses are billed by the number of concurrent sessions a Partner has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fixes, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training and implementation as well as custom mobile branding. The following table reflects our service revenue for the three months ended March 31, 2024, compared to the three months ended March 31, 2023:

	Three Months Ended March 31,
	2024	2023	Dollar Change	Percent Change
Software solutions revenue	$5,146	$4,108	$1,038	25%

The increase is primarily related to a $1,001 increase in recurring software license and maintenance and support subscriptions and an increase in professional services and other revenue of $179, offset by a decrease in perpetual software license revenue of $142.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of March 31, 2024 and 2023. Backlog increased 36%, or $5,110 to $19,295 as of March 31, 2024, as compared to $14,185 as of March 31, 2023. Below is a table which displays the Software solutions segment revenue backlog as of January 1, 2024 and 2023, and March 31, 2024 and 2023, which we expect to recognize as revenue within the next thirty-six to sixty-months (in thousands):

Software solutions backlog as of January 1, 2024	$19,122
Software solutions backlog as of March 31, 2024	$19,295

Software solutions backlog as of January 1, 2023	$14,830
Software solutions backlog as of March 31, 2023	$14,185

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries, benefits, bonuses, and amortization expense related to the technology, cost of data center hosting, third-party software modules, annual user group meeting costs, and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the three months ended March 31, 2024, compared to the three months ended March 31, 2023:

	Three Months Ended March 31,
	2024	2023	Dollar Change	Percent Change
Cost of software solutions revenue	$1,392	$1,185	$207	17%

The increase in cost of service revenue is primarily related to an increase in software costs of $89, an increase in salaries, benefits, bonuses, and share-based compensation of $85, and an increase in other cost of software solutions revenue of $33.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries, benefits, bonuses, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, UGM costs, and sales support software.  The following table reflects our selling and marketing expenses for the three months ended March 31, 2024, compared to the three months ended March 31, 2023:

	Three Months Ended March 31,
	2024	2023	Dollar Change	Percent Change
Selling and marketing	$1,231	$1,213	$18	1%

The increase in selling and marketing expense is primarily related to an increase in commission expense of $27 directly related to the increase in revenue and an increase in other selling and marketing costs of $20, offset by a decrease in salaries, benefits, bonuses, and share-based compensation of $29.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, amortization of intangible asset related to customer lists, legal, rent, equipment, accounting and other professional services, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended March 31, 2024, compared to the three months ended March 31, 2023:

	Three Months Ended March 31,
	2024	2023	Dollar Change	Percent Change
General and administrative	$1,138	$1,213	$(75)	-6%

The decrease in general and administrative expenses is primarily related to a decrease in professional service fees of $70 and a decrease in other general and administrative expenses of $19, offset by an increase in salaries, benefits, bonuses, and share-based compensation of $14.

Research and Development

Research and development expenses primarily consists of salaries, benefits, bonuses, share-based compensation, and outsourcing engineering services related to the development of our software solutions. The following table reflects our research and development expense for the year end March 31, 2024, compared to the year ended March 31, 2023:

	Three Months Ended March 31,
	2024	2023	Dollar Change	Percent Change
Research and development	$980	$892	$88	10%

The increase in research and development expenses is primarily related to an increase in outsourced engineering services expenses of $76, primarily related to the development of our platform and an increase in other research and development expenses of $12.

Liquidity and Capital Resources

Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We finance our operations primarily through services, software solutions, and product sales to our customers. As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $11,041 and $10,347, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment, asset acquisitions, business combinations, and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

Operating Activities

Cash provided by or used in operating activities is driven by our net income/(loss), adjustments to reconcile to net cash provided by or used in operating activities, the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business. The following table reflects our net cash provided by/(used in) operating activities for the three months ended March 31, 2024, compared to the three months ended March 31, 2023:

	Three Months Ended March 31,
	2024	2023	Dollar Change	Percent Change
Net cash provided by/(used in) operating activities	$(166)	$(1,554)	$1,388	89%

The net cash used in operations for the three months ended March 31, 2024 was primarily driven by an increase in trade receivables of $740, an increase in equipment financing receivables of $137, an increase in contract costs of $379, an increase in prepaid expense of $391, and a decrease in accounts payable and accrued expenses of $1,099, offset by non-cash expenses for depreciation and amortization of $840 and share-based compensation of $728, our net income for the three months ended March 31, 2024 of $434 and an increase in contract liabilities of $508.

The net cash used in operations for the three months ended March 31, 2023 was primarily driven by our net loss for the three months ended March 31, 2023 of $1,582, an increase in accounts receivable of $548, an increase in equipment financing receivables of $239, an increase in contract costs of $268, an increase in prepaid expenses of $190, a decrease in accounts payable and accrued expenses of $1,110, and a decrease in contract liabilities of $215, offset by non-cash expenses for depreciation of $508 and amortization and share-based compensation of $1,414 and a decrease in other assets of $163.

Investing Activities

Cash provided by or used in investing activities is driven by the purchase of property and equipment, business combinations, and asset acquisitions. The following table reflects our net cash provided by/(used in) investing activities for the three months ended March 31, 2024, compared to the three months ended March 31, 2023:

	Three Months Ended March 31,
	2024	2023	Dollar Change	Percent Change
Net cash provided by/(used in) investing activities	$-	$(9)	$9	100%

Financing Activities

Cash provided by or used in financing activities is driven by the proceeds from the exercise of options, taxes paid on the net settlement of stock options and RSUs, payments of contingent consideration, proceeds from finance leases and notes payable, repayments made on finance leases and notes payable, proceeds and repayments on line of credit, and proceeds from the issuance of common stock in connection with an offering. The following table reflects our net cash provided by financing activities for the three months ended March 31, 2024, compared to the three months ended March 31, 2023:

	Three Months Ended March 31,
	2024	2023	Dollar Change	Percent Change
Net cash provided by/(used in) financing activities	$859	$(203)	$1,062	-523%

Net cash provided by financing activities for the three months ended March 31, 2024, primarily relates to cash received from the exercise of options of $1,049, offset by repayments made on finance leases of $18, repayments made on notes payable of $112, and tax payments for the net settlement of stock options and RSUs of $60.

Net cash used in financing activities in the three months ended March 31, 2023, primarily relates to the payments of employee tax withholdings from the net settlement of stock options and RSUs of $257, repayments made on notes payable of $152, repayments made on a line of credit of $82, and repayments made on finance leases of $30, offset by proceeds from notes payable of $278 and cash received from the exercise of stock options of $40.

Contractual Obligations and Commitments

Except as set forth in Notes 10, 14 and 15 in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Off Balance Sheet Arrangements

As of, March 31, 2024, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Related Party Transactions

On November 1, 2022, the Company completed the acquisition of Allegiant Networks, LLC, a Kansas limited liability company (the “Allegiant Networks”) to acquire from Seller one hundred percent (100%) of the issued and outstanding shares of Allegiant Networks in exchange for (i) a cash payment at closing in the amount of $2.0 million, (ii) a three-year promissory note by the Company in favor of Seller in the amount of $1.1 million, and (iii) 2,461,538 shares of the Company’s common stock, par value $0.001 per share. In connection with this transaction, the seller Bryan Dancer, became a greater than five percent shareholder of the Company. Therefore, the three-year promissory note in the amount of $1.1 million, is considered a related party transaction. The loan agreement has a term of three (3) years with quarterly payments of Ninety-Eight Thousand Three Hundred Eighty-one Dollars ($98,381), including interest at 4.00%, beginning on April 1, 2023. As of March 31, 2024 and December 31, 2023, the outstanding balance of the related party note payable was $753 and $843, respectively. During the three months ended March 31, 2024 and 2023, the Company paid principal of $90 and $0, respectively and interest of $8 and $0, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending or threatened that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors

There are many risk factors that may affect our business and the results of our operations, many of which are beyond our control. Information on certain risks that we believe are material to our business is set forth in “Part I – Item 1A. Risk Factors” of the 2023 Form 10-K.

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

_____________

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

Crexendo, Inc.

May 7, 2024	By:	/s/ Jeffrey G. Korn
Jeffrey G. Korn Chief Executive Officer

May 7, 2024	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer

