Form 10-Q
period 2024-06-30
Crexendo, Inc.
filed 2024-08-06
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2024 was 26,714,907.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except par value and share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$13,611	$10,347
Trade receivables, net of allowance of $86 and $116, respectively	3,992	3,476
Inventories	554	382
Equipment financing receivables, net of allowance of $62 and $56, respectively	937	856
Contract costs	1,634	1,345
Prepaid expenses	1,042	508
Income tax receivable	79	-
Other current assets	36	35
Total current assets	21,885	16,949

Contract assets, net of allowance of $100 and $85, respectively	348	342
Long-term equipment financing receivables, net of allowance of $132 and $115, respectively	1,985	1,768
Property and equipment, net	512	670
Operating lease right-of-use assets	714	1,009
Intangible assets, net	22,038	23,556
Goodwill	9,454	9,454
Contract costs, net of current portion	2,558	2,273
Other long-term assets	145	139
Total Assets	$59,639	$56,160

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$908	$769
Accrued expenses	5,916	5,951
Finance leases	57	75
Notes payable	467	457
Operating lease liabilities	366	566
Income tax payable	-	53
Contract liabilities	2,727	2,390
Total current liabilities	10,441	10,261

Contract liabilities, net of current portion	278	198
Finance leases, net of current portion	4	23
Notes payable, net of current portion	356	592
Operating lease liabilities, net of current portion	372	473
Total liabilities	11,451	11,547

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 50,000,000 shares, 26,712,685 shares issued and outstanding as of June 30, 2024 and 26,130,218 shares issued and outstanding as of December 31, 2023	27	26
Additional paid-in capital	135,440	132,888
Accumulated deficit	(87,445)	(88,467)
Accumulated other comprehensive income	166	166
Total stockholders' equity	48,188	44,613

Total Liabilities and Stockholders' Equity	$59,639	$56,160

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service revenue	$8,067	$7,308	$15,912	$14,466
Software solutions revenue	5,325	3,930	10,471	8,038
Product revenue	1,293	1,432	2,588	2,657
Total revenue	14,685	12,670	28,971	25,161

Operating expenses:
Cost of service revenue	3,246	3,095	6,355	6,139
Cost of software solutions revenue	1,445	1,293	2,837	2,478
Cost of product revenue	696	881	1,426	1,720
Selling and marketing	3,958	3,613	7,985	7,422
General and administrative	3,432	3,167	6,728	7,164
Research and development	1,328	1,138	2,577	2,329
Total operating expenses	14,105	13,187	27,908	27,252

Income/(loss) from operations	580	(517)	1,063	(2,091)

Other income/(expense):
Interest expense	(11)	(33)	(24)	(75)
Other income/(expense), net	46	29	37	87
Total other income/(expense), net	35	(4)	13	12

Income/(loss) before income tax	615	(521)	1,076	(2,079)

Income tax benefit/(provision)	(27)	(24)	(54)	(48)

Net income/(loss)	$588	$(545)	$1,022	$(2,127)

Earnings per common share:
Basic	$0.02	$(0.02)	$0.04	$(0.08)
Diluted	$0.02	$(0.02)	$0.03	$(0.08)

Weighted-average common shares outstanding:
Basic	26,664,220	25,972,628	26,489,562	25,853,998
Diluted	29,510,903	25,972,628	29,810,838	25,853,998

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income/(loss)	$588	$(545)	$1,022	$(2,127)
Other comprehensive income, net of tax
Foreign currency translation gain/(loss)	(1)	(3)	-	(24)
Total other comprehensive income/(loss)	(1)	(3)	-	(24)
Comprehensive income/(loss)	$587	$(548)	$1,022	$(2,151)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

Six Months Ended June 30, 2024 and 2023

(Unaudited, in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2024	26,130,218	$26	$132,888	$166	$(88,467)	$44,613
Share-based compensation	-	-	728	-	-	728
Vesting of restricted stock units	-	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	1	-	1
Issuance of common stock for exercise of stock options	497,804	1	1,048	-	-	1,049
Taxes paid on the net settlement of stock options and RSUs	-	-	(60)	-	-	(60)
Net income/(loss)	-	-	-	-	434	434
Balance, March 31, 2024	26,628,022	$27	$134,604	$167	$(88,033)	$46,765
Share-based compensation	-	-	784	-	-	784
Vesting of restricted stock units	23,579	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	(1)	-	(1)
Issuance of common stock for exercise of stock options	61,084	-	84	-	-	84
Taxes paid on the net settlement of stock options and RSUs	-	-	(32)	-	-	(32)
Net income/(loss)	-	-		-	588	588
Balance, June 30, 2024	26,712,685	$27	$135,440	$166	$(87,445)	$48,188

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2023	25,670,773	$26	$129,192	$187	$(87,946)	$41,459
Cumulative effect of accounting change	-	-	$-	$-	(159)	(159)
Share-based compensation	-	-	1,414	-	-	1,414
Vesting of restricted stock units	266,278	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	(21)	-	(21)
Issuance of common stock for exercise of stock options	35,553	-	40	-	-	40
Taxes paid on the net settlement of stock options and RSUs	-	-	(257)	-	-	(257)
Net income/(loss)	-	-	-	-	(1,582)	(1,582)
Balance, March 31, 2023	25,972,604	$26	$130,389	$166	$(89,687)	$40,894
Share-based compensation	-	-	855	-	-	855
Foreign currency translation adjustment, net of tax	-	-	-	(3)	-	(3)
Issuance of common stock for exercise of stock options	200	-	-	-	-	-
Taxes paid on the net settlement of stock options and RSUs	-	-	(7)	-	-	(7)
Dividends declared	-	-	(130)	-	-	(130)
Net income/(loss)	-	-		-	(545)	(545)
Balance, June 30, 2023	25,972,804	$26	$131,107	$163	$(90,232)	$41,064

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$1,022	$(2,127)
Adjustments to reconcile net income/(loss) to net cash provided by/(used for) operating activities:
Depreciation and amortization	1,676	1,808
Allowance for credit losses	8	22
Share-based compensation	1,512	2,269
Non-cash operating lease amortization	(6)	(2)
Changes in assets and liabilities:	-
Trade receivables	(486)	(265)
Contract assets	(21)	28
Equipment financing receivables	(321)	(528)
Inventories	(172)	(14)
Contract costs	(574)	(600)
Prepaid expenses	(534)	(582)
Income tax receivable	(79)	-
Other assets	(7)	165
Accounts payable and accrued expenses	104	(631)
Income tax payable	(53)	(36)
Contract liabilities	417	(180)
Net cash provided by/(used for) operating activities	2,486	(673)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(92)
Net cash used for investing activities	-	(92)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on line of credit, net	-	(82)
Repayments made on finance leases	(37)	(57)
Proceeds from notes payable	-	278
Repayments made on notes payable	(226)	(271)
Proceeds from exercise of options	1,133	40
Dividend payments	-	(130)
Taxes paid on the net settlement of stock options and RSUs	(92)	(264)
Net cash provided by/(used for) financing activities	778	(486)
Effect of exchange rate changes on cash	-	(24)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	3,264	(1,275)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	10,347	5,475
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$13,611	$4,200
Cash used during the year for:
Income taxes, net	$(186)	$(82)
Interest expense	$(24)	$(75)
Supplemental disclosure of non-cash investing and financing information:
Transfer of property and equipment, net to property and equipment, held for sale	$-	$2,333

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited, in thousands, except per share and share data)

1. Significant Accounting Policies

Description of Business – Crexendo, Inc. is incorporated in the state of Nevada. As used hereafter in the notes to condensed consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company.” Crexendo, Inc. is an award-winning premier provider of cloud communication platform and services, video collaboration and managed IT services designed to provide enterprise-class cloud solutions to any size business. Our solutions currently support over four and a half million end users globally. The Company has two operating segments, which consist of Cloud Telecommunications and Software Solutions.

Basis of Presentation – The consolidated financial statements include the accounts and operations of Crexendo, Inc. and its wholly owned subsidiaries, which include Allegiant Networks, LLC, Crexendo Business Solutions, Inc., NetSapiens, LLC, Crexendo Business Solutions of Virginia, Inc., NSHC, Inc., NetSapiens Canada, Inc., NetSapiens International Limited and Crexendo International, Inc. All intercompany account balances and transactions have been eliminated in consolidation. The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”), consistent in all material respects with those applied in our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Because these financial statements address interim periods, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or for any future periods. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the three months ended June 30, 2024 and 2023, the Company recorded foreign currency translation gains/(losses) of ($1), and ($3), respectively, and during the six months ended June 30, 2024 and 2023, the Company recorded foreign currency gains/(losses) of $0 and ($24), respectively, on our statements of comprehensive income (loss).

Cash and Cash Equivalents – We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $12,925 and $9,035, respectively.

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

Contract Costs – Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining software solutions and telecommunication service contracts which are recoverable. The Company capitalized contract costs in the amount of $4,192 and $3,618 at June 30, 2024 and December 31, 2023, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate, which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the three months ended June 30, 2024 and 2023, the Company amortized $546 and $410, respectively, and during the six months ended June 30, 2024 and 2023, the Company amortized $1,046 and $798 respectively, and there was no impairment loss in relation to the costs capitalized.

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

Income Taxes – We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. At December 31, 2023, we determined that it is more likely-than-not that we will not be able to realize our deferred income tax assets in the future. A valuation allowance of $4,782 and $4,782 was recorded against our gross deferred tax asset balance as of June 30, 2024 and December 31, 2023, respectively.

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

Significant Customers – No customer accounted for 10% or more of our total revenue for the three and six months ended June 30, 2024 and 2023. No customer accounted for 10% or more of our total trade receivables as of June 30, 2024 and December 31, 2023.

Recently Adopted Accounting Pronouncements – In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, with additional updates and amendments being issued in 2018, 2019, 2020 and 2022 (collectively, “ASC 326”). The new standard updates the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss (“CECL”) model. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities are required to use a new forward-looking "expected loss" model that generally results in the earlier recognition of an allowance for credit losses. The Company adopted ASC 326 on a modified retrospective basis as of January 1, 2023, through a cumulative-effect adjustment to the Company's beginning accumulated deficit balance; the impact of the adoption was not material to the Company's consolidated financial statements. The adoption of this standard and applicable amendments primarily impacted the estimation of our allowance for credit losses for accounts receivable and established an allowance for credit losses for our equipment finance receivables and contract assets. See Note 4 - Trade Receivables and Allowance for Credit Losses, Note 5 – Equipment Financing Receivables and Allowance for Credit Losses, and Note 2 – Revenues, [Contract Assets and Allowance for Credit Losses] for additional discussion regarding the impacts from the adoption of this standard.

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

Three Months Ended June 30, 2024	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$1,293	$-	$1,293
Equipment financing revenue	162	-	162
Telecommunications services	6,749	-	6,749
Fees, commissions, and other, recognized over time	519	-	519
One time fees, commissions and other	637	-	637
Software licenses	-	1,146	1,146
Software license and maintenance and support subscriptions	-	3,927	3,927
Professional services and other	-	252	252
	$9,360	$5,325	$14,685
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$1,930	$1,398	$3,328
Products, services, and fees transferred over time	7,430	3,927	11,357
	$9,360	$5,325	$14,685

Three Months Ended June 30, 2023	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$1,432	$-	$1,432
Equipment financing revenue	118	-	118
Telecommunications services	6,232	-	6,232
Fees, commissions, and other, recognized over time	477	-	477
One time fees, commissions and other	481	-	481
Software licenses	-	658	658
Software license and maintenance and support subscriptions	-	3,050	3,050
Professional services and other	-	222	222
	$8,740	$3,930	$12,670
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$1,913	$880	$2,793
Products, services, and fees transferred over time	6,827	3,050	9,877
	$8,740	$3,930	$12,670

Six Months Ended June 30, 2024	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$2,588	$-	$2,588
Equipment financing revenue	314	-	314
Telecommunications services	13,376	-	13,376
Fees, commissions, and other, recognized over time	1,019	-	1,019
One time fees, commissions and other	1,203	-	1,203
Software licenses	-	2,093	2,093
Software license and maintenance and support subscriptions	-	7,838	7,838
Professional services and other	-	540	540
	$18,500	$10,471	$28,971
Timing of revenue recognition
Products and fees recognized at a point in time	$3,791	$2,633	$6,424
Services and fees transferred over time	14,709	7,838	22,547
	$18,500	$10,471	$28,971

Six Months Ended June 30, 2023	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$2,657	$-	$2,657
Equipment financing revenue	223	-	223
Telecommunications services	12,288	-	12,288
Fees, commissions, and other, recognized over time	913	-	913
One time fees, commissions and other	1,042	-	1,042
Software licenses	-	1,691	1,691
Software license and maintenance and support subscriptions	-	6,016	6,016
Professional services and other	-	331	331
	$17,123	$8,038	$25,161
Timing of revenue recognition
Products and fees recognized at a point in time	$3,699	$2,022	$5,721
Services and fees transferred over time	13,424	6,016	19,440
	$17,123	$8,038	$25,161

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	June 30,	December 31,
(In thousands)	2024	2023
Receivables, which are included in trade receivables, net of allowance for credit losses	$3,992	$3,476
Contract assets, net of allowance for credit losses	348	342
Contract liabilities	3,005	2,588

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	For the Six Months Ended		For the Year Ended
(In thousands)	June 30, 2024		December 31, 2023
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(2,059)	$-	$(3,393)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	2,476	-	2,396
Transferred to receivables from contract assets recognized at the beginning of the period, net of allowance for credit losses	(185)	-	(192)	-
Increase due to additional unamortized discounts	191	-	216	-

Contract assets and allowance for credit losses

Our contract assets balance consists of the Company’s rights to consideration for work completed but not billed as of the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract assets were as follows (in thousands):

	June 30,	December 31,
	2024	2023
Gross contract assets	$448	$427
Less: allowance for credit losses	(100)	(85)
Contract assets, net of allowance for credit losses	$348	$342

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2023	$85
Provision	1
Write-offs	(4)
Recoveries and other	-
Balance at March 31, 2024	$82
Provision	18
Write-offs	-
Recoveries and other	-
Balance at June 30, 2024	$100

The allowance for credit losses is determined based on an assessment of historical collection experience using the loss-rate method as well as consideration of current and future economic conditions and changes in our loss-rate trends. We utilize a five-year lookback period to establish our estimate of expected credit losses, as our contractual terms range from three to five years. Based on that assessment, the allowance for credit losses as a percent of gross contract assets increased to 22.4% at June 30, 2024 from 20.0% at December 31, 2023.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2024	2025	2026	2027	2028 and thereafter	Total
Desktop devices	$643	$-	$-	$-	$-	$643
Telecommunications services	12,424	17,336	11,508	7,069	2,704	51,041
Software Solutions	7,178	6,760	3,664	1,520	356	19,478
Total	20,245	24,096	15,172	8,589	3,060	71,162
All consideration from contracts with customers is included in the amounts presented above

3. Earnings Per Common Share

Basic net income/(loss) per common share is computed by dividing the net income/(loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the three and six months ended June 30, 2023 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net income/(loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income/(loss) (in thousands) (A)	$588	$(545)	$1,022	$(2,127)

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	26,664,220	25,972,628	26,489,562	25,853,998
Dilutive effect of stock-based awards	2,846,683	-	3,321,276	-
Diluted weighted-average outstanding shares of common stock (C)	29,510,903	25,972,628	29,810,838	25,853,998

Earnings per common share:
Basic (A/B)	$0.02	$(0.02)	$0.04	$(0.08)
Diluted (A/C)	$0.02	$(0.02)	$0.03	$(0.08)

For the three and six months ended June 30, 2024 and 2023, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net income per share because including them would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	3,160,358	4,907,395	2,746,780	4,609,364

4. Trade Receivables and Allowance for Credit Losses

Our trade receivables balance consists of traditional trade receivables. Trade receivables were as follows (in thousands):

	June 30,	December 31,
	2024	2023
Gross trade receivables	$4,078	$3,592
Less: allowance for credit losses	(86)	(116)
Trade receivables, net	$3,992	$3,476

Current trade receivables, net	$3,992	$3,476
Long-term trade receivables, net	-	-
Trade receivables, net	$3,992	$3,476

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2023	$116
Provision	57
Write-offs	(48)
Recoveries and other	-
Balance at March 31, 2024	$125
Provision	(21)
Write-offs	(18)
Recoveries and other	-
Balance at June 30, 2024	$86

The allowance for credit losses is determined based on an assessment of historical collection experience using the aging schedule method as well as consideration of current and future economic conditions. Based on that assessment, the allowance for credit losses as a percent of gross trade receivables decreased to 2.1% at June 30, 2024 from 3.2% at December 31, 2023.

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

	June 30,	December 31,
	2024	2023
Gross equipment financing receivables	$4,472	$3,888
Less: unearned income	(1,356)	(1,093)
Less: allowance for credit losses	(194)	(171)
Equipment financing receivables, net	$2,922	$2,624

Current equipment financing receivables, net	$937	$856
Long-term equipment financing receivables, net	1,985	1,768
Equipment financing receivables, net	$2,922	$2,624

A summary of our gross equipment financing receivables’ future contractual maturities, is as follows (in thousands):

Year ending December 31,
2024 remaining	$837
2025	1,418
2026	1,051
2027	724
2028	381
2029 and thereafter	61
Total	$4,472

Allowance for Credit Losses

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2023	$171
Provision	22
Write-offs	(13)
Recoveries and other	-
Balance at March 31, 2024	$180
Provision	23
Write-offs	(9)
Recoveries and other	-
Balance at June 30, 2024	$194

Aging of Receivables

The aging of gross equipment financing receivables was as follows (in thousands):

	June 30,	December 31,
	2024	2023
Past due amounts 0 - 90 days	$2,922	$2,623
Past due amounts > 90 days	-	1
Total	$2,922	$2,624

Our equipment financing receivable portfolio is primarily in the United States. The allowance for credit losses is determined principally based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, the allowance for credit losses as a percent of gross equipment financing receivables (net of unearned income) increased to 6.2% at June 30, 2024 from 6.1% at December 31, 2023.

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

The table below shows gross equipment financing receivables and current period gross write offs by year of origination (in thousands):

	June 30, 2024							December 31, 2023
	2024	2023	2022	2021	2020	2019	Total Equipment Financing Receivables	Total Equipment Financing Receivables
United States	$850	1,352	641	138	120	15	$3,116	$2,795
Current period gross write offs	$1	2	1	4	-	1	$9	$33

6. Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid corporate insurance	$211	$68
Prepaid software services and support	358	245
Prepaid employee insurance premiums	170	-
Prepaid Nasdaq listing fee	32	-
User group meeting fees	120	84
Other prepaid expenses	151	111
Total prepaid expenses	$1,042	$508

7. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Computer and office equipment	2,700	2,700
Computer software	625	625
Internal-use software	14	14
Furniture and fixtures	64	64
Vehicles	143	143
Leasehold improvements	15	15
Less: accumulated depreciation	(3,049)	(2,891)
Total property and equipment, net	$512	$670

Depreciation expense is included in general and administrative expenses and totaled $78 and $108 for the three months ended June 30, 2024 and 2023, respectively, and $158 and $224 for the six months ended June 30, 2024 and 2023, respectively.

8. Intangible Assets and Goodwill

Acquired intangible assets subject to amortization consist of the following (in thousands):

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$26,073	$(6,335)	$19,738	$26,073	$(5,260)	$20,813
Developed technologies	4,900	(2,675)	2,225	4,900	(2,269)	2,631
Trademark and trade names	400	(325)	75	400	(288)	112
Total acquired intangible assets	$31,373	$(9,335)	$22,038	$31,373	$(7,817)	$23,556

As of June 30, 2024, the weighted average remaining useful life for customer relationships was 12.9 years and developed technologies was 3.2 years and trademarks and trade names was 1.2 years.

Amortization expense for customer relationships intangible assets is included in selling and marketing expenses and totaled $526 and $539 for the three months ended June 30, 2024 and 2023, respectively, and $1,053 and $1,078 for the six months ended June 30, 2024 and 2023, respectively. Amortization expense for developed technologies intangible assets is included in cost of software solutions revenue and totaled $203 and $215 for the three months ended June 30, 2024 and 2023, respectively, and $406 and $430 for the six months ended June 30, 2024 and 2023, respectively. Amortization expense for trademark and trade name intangible assets is included in general and administrative expenses and totaled $29 and $38 for the three months ended June 30, 2024 and 2023, respectively, and $59 and $76 for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, annual amortization of definite lived intangible assets, based on existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Year ending December 31,
2024 remaining	$1,511
2025	2,770
2026	2,457
2027	2,202
2028	1,637
2029 and thereafter	11,461
Total	$22,038

The following table provides a summary of changes in the carrying amounts of goodwill (in thousands):

Goodwill
Balance at January 1, 2023	$9,454
Additions	-
Balance at December 31, 2023	$9,454
Additions	-
Balance at June 30, 2024	$9,454

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued wages and benefits	$1,978	$2,884
Accrued accounts payable	1,449	1,297
Accrued sales and telecommunications taxes	1,560	1,234
Product warranty liability	28	25
Cloud computing arrangements	179	-
Credit cards	116	113
Other	606	398
Total accrued expenses	$5,916	$5,951

The changes in aggregate product warranty liabilities for the year ended December 31, 2023 and the six months ended June 30, 2024 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2023	$55
Accrual for warranties	25
Adjustments related to pre-existing warranties	(32)
Warranty settlements	(23)
Balance at December 31, 2023	25
Accrual for warranties	15
Warranty settlements	(12)
Balance at June 30, 2024	$28

Product warranty expense is included in cost of product revenue expense and totaled $8 and $13 for the three months ended June 30, 2024 and 2023, respectively, and $15 and $27 for the six months ended June 30, 2024 and 2023, respectively.

10. Notes Payable

Notes payable consists of short and long-term financing arrangements:

	June 30,	December 31,
	2024	2023
Related party note payable	$662	$843
Other notes payable	161	206
Total notes payable	$823	$1,049
Less: current notes payable	(467)	(457)
Notes payable, net of current portion	$356	$592

On February 27, 2023, we entered into a promissory note with CrossFirst Bank in the amount of $278. The promissory note has a term of three (3) years with monthly payments of Eight Thousand Five Hundred Forty-Three ($8,543), including interest of 6.58%, beginning on March 27, 2023. Additionally, the promissory note is subject to certain financial covenants.

On November 1, 2022, as part of the acquisition of Allegiant Networks, we entered into a promissory note with the seller in the amount of $1.1 million. The loan agreement has a term of three (3) years with quarterly payments of Ninety-Eight Thousand Three Hundred Eighty-One ($98,381), including interest at 4.00%, beginning on April 1, 2023. As of June 30, 2024 and December 31, 2023, the outstanding balance of the related party note payable was $662 and $843, respectively. During the three months ended June 30, 2024 and 2023, the Company paid principal of $91 and $80, respectively, and interest of $7 and $18, respectively. During the six months ended June 30, 2024 and 2023, the Company paid principal of $181 and $80, respectively, and interest of $16 and $18, respectively.

As of June 30, 2024, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2024 remaining	$231
2025	478
2026	114
2027	-
2028 and thereafter	-
Total	$823

11. Line of Credit

The Company maintains a line of credit with a maximum principal amount of $700, payable upon demand. The line of credit expires on February 27, 2025. The line of credit bears interest at 0.50% over the Wall Street Journal Prime Rate. As of June 30, 2024, there was an outstanding balance of $0, and $700 remained available for borrowing. The line of credit is collateralized by all company assets. Additionally, the line of credit is subject to certain financial covenants.

12. Fair Value Measurements

We have financial instruments as of June 30, 2024 and December 31, 2023 for which the fair value is summarized below (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$3,992	$3,992	$3,476	$3,476
Equipment financing receivables	2,922	2,922	2,624	2,624
Liabilities:
Finance lease obligations	$61	$61	$98	$98
Notes payable	823	803	1,049	1,012

We have no liabilities for which fair value is recognized in the balance sheet on a recurring basis as of June 30, 2024 and December 31, 2023.

13. Income Taxes

Our effective tax rate for the three months ended June 30, 2024 and 2023 was 4.4% and 4.6%, respectively, which resulted in an income tax benefit/(provision) of $(27) and $(24), respectively. Our effective tax rate for the six months ended June 30, 2024 and 2023 was 5.0% and 2.3%, respectively, which resulted in an income tax benefit/(provision) of $(54) and $(48), respectively.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more-likely-than-not that such assets will not be realized. In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods by jurisdiction, unitary versus stand-alone state tax filings, our experience with loss carryforwards expiring unutilized, and all tax planning alternatives that may be available. As of December 31, 2023, management reviewed the weight of all the positive and negative evidence available. Management reviewed negative evidence such as three years of cumulative pretax loss in the U.S. federal tax jurisdiction, and positive evidence such as projections of future pretax income and the duration of statutory carry-forward periods. As of December 31, 2023 the Company has a cumulative pretax loss for the three year lookback excluding the gain on the sale of property and equipment, which is considered significant objectively verifiable negative evidence. Management also evaluated projections of future pretax income and the duration of statutory carry-forward periods to determine if the NOL carryforwards could be utilized in whole or in part before they expire unutilized. Forecasts and projections of future income are inherently subjective and therefore generally are given less weight, based on the extent to which the assumptions can be objectively verified based on historical experience. Although historical trends utilized in our projections are objectively verifiable we assigned less weight to this positive evidence given the subjective nature of assumptions in projections. Management reviewed negative evidence related to experience of credits and loss carryforwards expiring unutilized, and determined that although negative evidence exists, it was not significant evidence, as the current loss carryforwards do not begin to expire until 2032 and therefore risk is minimal. After reviewing the weight of the positive and negative evidence, management determined that the positive evidence was not sufficient enough to overcome the negative evidence of cumulative pretax losses for the three-year lookback to conclude that it is more likely than not that deferred tax assets of $4,782 are realizable. Therefore, a valuation allowance of $4,782 was recorded against our gross deferred tax asset balance as of June 30, 2024 and December 31, 2023.

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

We currently lease office space in Tempe, Arizona under a non-cancelable operating lease agreement that expires in 2025. On August 9, 2023, in connection with the sale of our corporate office building and land, we entered into a lease agreement to leaseback the property. The operating lease agreement has an initial term of eighteen full calendar months, with an option to terminate the lease on the last day of the twelfth full calendar month with a sixty-day notice. The operating lease agreement includes fixed fees for property tax, insurance, and common area maintenance (CAM). We account for the lease components and non-lease components such as fixed fee property tax and insurance charges as a single lease component. The CAM charges are considered a separate non-lease component of the lease agreement and are excluded from the measurement of the lease liability. We utilized our incremental borrowing rate of 6.58% to determine the present value of lease payments to determine our lease liability. Rental expense for the three months ended June 30, 2024 and 2023 was approximately $78 and $0, respectively, and for the six months ended June 30, 2024 and 2023 was $156 and $0, respectively.

We currently lease office space in Reston, Virginia under a non-cancelable operating lease agreement that expires in 2024. The operating lease contains customary escalation clauses. Rental expense for the three months ended June 30, 2024 and 2023 was approximately $13 and $10, respectively, and for the six months ended June 30, 2024 and 2023 was $26 and $14, respectively.

We currently lease office space in San Diego, California under a non-cancelable operating lease agreement that expires in 2024. Rental expense for the three months ended June 30, 2024 and 2023 was approximately $22 and $21, respectively, and for the six months ended June 30, 2024 and 2023 was $43 and $42, respectively.

We currently lease office space in Overland Park, Kansas under a non-cancelable operating lease agreement that expires in 2027. The operating lease contains customary escalation clauses. Rental expense for the three months ended June 30, 2024 and 2023 was approximately $50 and $45, respectively, and for the six months ended June 30, 2024 and 2023 was $102 and $90, respectively.

We currently lease other assets under multiple operating leases. The leases expire on various dates through 2027 and the interest rates range from 3.00% to 15.74%. The expense is included in cost of product expenses and totaled approximately $20 and $20 for the three months ended June 30, 2024 and 2023, respectively, and for the six months ended June 30, 2024 and 2023 was $41 and $41, respectively.

We currently lease data center colocation space in Grand Rapids, Michigan, Las Vegas, Nevada, Dallas, Texas and Lenexa, Kansas, under non-cancelable operating lease agreements that expire in 2024. Rental expense for the three months ended June 30, 2024 and 2023 was approximately $128 and $112, respectively, and for the six months ended June 30, 2024 and 2023 was $272 and $174, respectively.

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company leases equipment and support under finance lease agreements which extends through 2026. The Company also leases one vehicle under a financing agreement. The outstanding balance for finance leases was $61 and $98 as of June 30, 2024 and December 31, 2023, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $486 and $486 as of June 30, 2024 and December 31, 2023, respectively. Related accumulated depreciation totaled $370 and $337 as of June 30, 2024 and December 31, 2023, respectively. The $40 in support contracts were classified as a prepaid expense and are being amortized over the service period of three years. The support contracts expired in June 2024. Amortization expense is included in general and administrative expenses and totaled $1 and $1 for the three months ended June 30, 2024 and 2023, respectively, and for the six months ended June 30, 2024 and 2023 was $2 and $2, respectively. The interest rates on the finance lease obligations range from 1.37% and 15.74% and interest expense was $1 and $1 for the three months ended June 30, 2024 and 2023, respectively, and for the six months ended June 30, 2024 and 2023 was $2 and $2, respectively.

The maturity of operating leases and finance lease liabilities as of June 30, 2024 are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2024 remaining	$337	$38
2025	205	21
2026	179	3
2027	134	-
2028	-	-
Total minimum lease payments	855	62
Less: amount representing interest	(42)	(1)
Present value of minimum lease payments	$813	$61

Lease term and discount rate	June 30, 2024
Weighted-average remaining lease term (years)
Operating leases	2.5
Finance leases	0.9
Weighted-average discount rate
Operating leases	4.7%
Finance leases	2.8%

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$450	$288
Operating cash flows from finance leases	1	4
Financing cash flows from finance leases	(37)	(271)

15. Commitments and Contingencies

Purchase Obligations

In February 2024, the Company entered into a $5.0 million non-cancellable five-year hosting service contract with Oracle, a third-party network service provider. The contract includes minimum quarterly commitments and the requirements to maintain the service level for the entire contract period. Under this agreement, $200 remains due during fiscal year 2024, $700 will be due during fiscal 2025, $1.1 million will be due during fiscal 2026, $1.2 million will be due during fiscal 2027, $1.4 million will be due during fiscal 2028, and $400 will be due during fiscal 2029. During the three and six months ended June 30, 2024, the Company has expensed $125 and $125, respectively, of the purchase obligation and is included in accrued expenses at June 30, 2024.

Legal Proceedings

In the ordinary course of business, the Company may be involved in a variety of claims, lawsuits, investigations, and other proceedings, including patent infringement claims, employment litigation, regulatory compliance matters, and contractual disputes, that can arise in the normal course of the Company's operations. The Company recognizes a provision when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts the amount of the provision to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. As of June 30, 2024, the Company does not have a recorded liability for estimated losses. Legal costs are expensed as incurred.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Cloud telecommunications services	$9,360	$8,740	$18,500	$17,123
Software solutions	5,325	3,930	10,471	8,038
Consolidated revenue	14,685	12,670	28,971	25,161

Operating income/(loss) from operations
Cloud telecommunications services	120	(207)	198	(1,386)
Software solutions	460	(310)	865	(705)
Total operating income/(loss)	580	(517)	1,063	(2,091)
Other income/(expense), net:
Cloud telecommunications services	45	(26)	40	(65)
Software solutions	(10)	22	(27)	77
Total other income/(expense), net	35	(4)	13	12
Income/(loss) before income tax provision:
Cloud telecommunications services	165	(233)	238	(1,451)
Software solutions	450	(288)	838	(628)
Income/(loss) before income tax provision	$615	$(521)	$1,076	$(2,079)

Depreciation and amortization for the cloud telecommunications services segment was $354 and $392 for the three months ended June 30, 2024 and 2023, respectively, and $709 and $794 for the six months ended June 30, 2024 and 2023, respectively. Depreciation and amortization for the software solutions segment was $482 and $507 for the three months ended June 30, 2024 and 2023, respectively, and $967 and $1,014 for the six months ended June 30, 2024 and 2023, respectively.

Interest income for the cloud telecommunications services segment was $53 and $0 for the three months ended June 30, 2024 and 2023, respectively, and $58 and $0 for the six months ended June 30, 2024 and 2023, respectively. Interest income for the software solutions segment was $0 for the three and six months ended June 30, 2024 and 2023, respectively.

Interest expense for the cloud telecommunications services segment was $11 and $33 for the three months ended June 30, 2024 and 2023, respectively, and $24 and $75 for the six months ended June 30, 2024 and 2023, respectively. Interest expense for the software solutions segment was $0 for the three and six months ended June 30, 2024 and 2023, respectively.

The Company operates in two geographic areas, the United States and international. Revenue by geography is based on the location of the customer from which the revenue is earned. Revenue by geographic location is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$13,780	$12,011	$27,211	$24,122
International	905	659	1,760	1,039
Total revenue	$14,685	$12,670	$28,971	$25,161

17. Subsequent Events

On July 19, 2024, we entered into a non-cancelable commercial sublease operating agreement to sublease office space in Tempe Arizona, which will be the headquarters for the Company. This sublease commences on October 1, 2024, and continues for thirty-seven (37) months through October 31, 2027. The base monthly rent is as follows: October 1, 2024 – September 30, 2025, $28; October 1, 2025 – September 30, 2026, $29, and October 1, 2026 – October 31, 2027, $30. The Company is entitled to three months of rent abatement, which will be January 2025, January 2026, and January 2027. The location is fully furnished and ready for immediate occupancy. If Operating Costs exceed $20 in a calendar year, then the Company shall be responsible for fifty (50%) percent of the amount exceeding $20.

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

Results of Consolidated Operations (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service revenue	$8,067	$7,308	$15,912	$14,466
Software solutions revenue	5,325	3,930	10,471	8,038
Product revenue	1,293	1,432	2,588	2,657
Total revenue	$14,685	$12,670	$28,971	$25,161
Income/(loss) before income tax	615	(521)	1,076	(2,079)
Income tax (provision)/benefit	(27)	(24)	(54)	(48)
Net income/(loss)	588	(545)	1,022	(2,127)
Basic earnings per share	$0.02	$(0.02)	$0.04	$(0.08)
Diluted earnings per share	$0.02	$(0.02)	$0.03	$(0.08)

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Total Revenue

Total revenue consists of service revenue, software solutions revenue and product revenue. The following table reflects our total revenue for the three months ended June 30, 2024, compared to the three months ended June 30, 2023:

	Three Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Total revenue	$14,685	$12,670	$2,015	16%

The increase in total revenue is due to an increase in software solutions revenue of $1,395, an increase in service revenue of $759, offset by a decrease in product revenue of $139.

Income/(Loss) Before Income Tax

The following table reflects our income/(loss) before income tax for the three months ended June 30, 2024, compared to the three months ended June 30, 2023:

	Three Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Income/(loss) before income tax	$615	$(521)	$1,136	218%

The increase in income/(loss) before income tax is primarily related to an increase in revenue of $2,015 and an increase in other income/(expense) of $39, offset by an increase in operating expenses of $918. The increase in revenue is related to organic growth from new and existing customers. The increase in operating expenses is primarily related to an increase in commission expense of $342, an increase in contract labor and outsourced engineering services of $209, an increase in hosting service fees of $125, and an increase in accounting software costs of $54. The increase in other income/(expense) is primarily related to an increase in interest income and a decrease in interest expense.

Income Tax (Provision)/Benefit

The following table reflects our income tax (provision)/benefit for the three months ended June 30, 2024, compared to the three months ended June 30, 2023:

	Three Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Income tax (provision)/benefit	$(27)	$(24)	$(3)	13%

We had an income tax provision of $(27) for the three months ended June 30, 2024 compared to an income tax provision of $(24) for the three months ended June 30, 2023. We had income before income taxes of $615 for the three months ended June 30, 2024, compared to a loss before income taxes of $(521) for the three months ended June 30, 2023. The income tax provision for the three months ended June 30, 2024 and 2023, is related to minimum state tax payments.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

Total Revenue

Total revenue consists of service revenue, software solutions revenue and product revenue. The following table reflects our service revenue for the six months ended June 30, 2024, compared to the six months ended June 30, 2023:

	Six Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Total revenue	$28,971	$25,161	$3,810	15%

The increase in total revenue is due to an increase in software solutions revenue of $2,433 and an increase in service revenue of $1,446, offset by a decrease in product revenue of $69.

Income/(Loss) Before Income Tax

The following table reflects our income/(loss) before income tax for the six months ended June 30, 2024, compared to the six months ended June 30, 2023:

	Six Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Income/(loss) before income tax	$1,076	$(2,079)	$3,155	152%

The increase in income before income tax is primarily related to an increase in revenue of $3,810 and a net increase in other income/(expense) of $1, offset by an increase in operating expenses of $656. The increase in revenue is related to organic growth from new and existing customers. The increase in operating expenses is primarily related to an increase in commission expenses of $626, an increase in contract labor and outsourced engineering services of $336, an increase in hosting service fees of $125, and an increase in accounting software costs of $54, offset by a decrease in salaries, benefits, bonuses and share-based compensation of $480 due to a decrease in share-based compensation offset by company-wide salary increases. The increase in other income/(expenses) is primarily related to an increase in interest income of $58, a decrease in interest expense of $51 resulting from the sale of our corporate office building during the third quarter of 2023, and a decrease in other income of $108.

Income Tax (Provision)/Benefit

The following table reflects our income tax (provision)/benefit for the six months ended June 30, 2024, compared to the six months ended June 30, 2023:

	Six Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Income tax (provision)/benefit	$(54)	$(48)	$(6)	13%

We had an income tax provision of $(54) for the six months ended June 30, 2024 compared to an income tax provision of $(48) for the six months ended June 30, 2023. We had income before income taxes of $1,076 for the six months ended June 30, 2024, compared to a loss before income taxes of $(2,079) for the three months ended June 30, 2023. The income tax provision for the six months ended June 30, 2024 and 2023, is related to minimum state tax payments.

USE OF NON-GAAP FINANCIAL MEASURES

To evaluate our business, we consider and use non-generally accepted accounting principles (“Non-GAAP”) net income, EBITDA, and Adjusted EBITDA as a supplemental measure of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income to be an important indicator of overall business performance because it allows us to evaluate results without the effects of share-based compensation, acquisition related expenses, changes in fair value of contingent consideration, amortization of intangibles, and goodwill and long-lived asset impairment. We define EBITDA as U.S. GAAP net income/(loss) before interest expense, interest income and other expense/(income), the gain/(loss) on the sale of property and equipment, goodwill and long-lived asset impairments, provision/(benefit) for income taxes, and depreciation and amortization. We believe EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define Adjusted EBITDA as EBITDA adjusted for acquisition related expenses, changes in fair value of contingent consideration and share-based compensation. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period, as well as across companies.

In our August 6, 2024 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income, EBITDA and Adjusted EBITDA. The terms Non-GAAP net income, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income/(loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
U.S. GAAP net income/(loss)	$588	$(545)	$1,022	$(2,127)
Share-based compensation	784	855	1,512	2,269
Acquisition related expenses	-	-	-	1
Amortization of intangible assets	758	792	1,518	1,585
Non-GAAP net income	$2,130	$1,102	$4,052	$1,728

Non-GAAP earnings per common share:
Basic	$0.08	$0.04	$0.15	$0.07
Diluted	$0.07	$0.04	$0.14	$0.06

Weighted-average common shares outstanding:
Basic	26,664,220	25,972,628	26,489,562	25,853,998
Diluted	29,510,903	27,401,597	29,810,838	27,467,234

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
U.S. GAAP net income/(loss)	$588	$(545)	$1,022	$(2,127)
Depreciation and amortization	836	900	1,676	1,808
Interest expense	11	33	24	75
Interest and other expense/(income)	(46)	(29)	(37)	(87)
Income tax provision/(benefit)	27	24	54	48
EBITDA	1,416	383	2,739	(283)
Acquisition related expenses	-	-	-	1
Share-based compensation	784	855	1,512	2,269
Adjusted EBITDA	$2,200	$1,238	$4,251	$1,987

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

Segment Operating Results

The Company has two operating segments, which consist of Cloud Telecommunications Services and Software Solutions. The information below is organized in accordance with our two reportable segments. Segment operating income is equal to segment net revenue less segment cost of service revenue, cost of software solution revenue, cost of product revenue, selling and marketing, general and administrative expenses, and research and development.

Operating Results of our Cloud Telecommunications Services Segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Cloud Telecommunications Services	2024	2023	2024	2023
Service revenue	$8,067	$7,308	$15,912	$14,466
Product revenue	1,293	1,432	2,588	2,657
Total revenue	$9,360	$8,740	$18,500	$17,123
Operating expenses:
Cost of service revenue	$3,246	$3,095	$6,355	$6,139
Cost of product revenue	696	881	1,426	1,720
Selling and marketing	2,808	2,504	5,604	5,100
General and administrative	2,232	2,175	4,390	4,959
Research and development	258	291	527	590
Total operating expenses	9,240	8,946	18,302	18,508
Operating income/(loss)	120	(206)	198	(1,385)
Other income/(expense), net	45	(26)	40	(65)
Income/(loss) before income tax	$165	$(232)	$238	$(1,450)

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, managed IT service, and administrative fees. The following table reflects our service revenue for the three months ended June 30, 2024, compared to the three months ended June 30, 2023:

	Three Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Service revenue	$8,067	$7,308	$759	10%

The increase in service revenue is due to an increase in telecommunications services fees of $517, an increase in one-time fees, commissions and other of $156, an increase in sales-type lease interest of $44, and an increase in fees, commissions, and other, recognized over time of $42.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices, third-party equipment, and device as a service. The following table reflects our product revenue for the three months ended June 30, 2024, compared to the three months ended June 30, 2023:

	Three Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Product revenue	$1,293	$1,432	$(139)	-10%

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

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2024 and 2023. Backlog increased 45%, or $15,932 to $51,684 as of June 30, 2024 as compared to $35,752 as of June 30, 2023. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of April 1, 2024 and 2023, and June 30, 2024 and 2023, which we expect to recognize as revenue within the next five years (in thousands):

Cloud Telecommunications backlog as of April 1, 2024	$48,081
Cloud Telecommunications backlog as of June 30, 2024	$51,684

Cloud Telecommunications backlog as of April 1, 2023	$33,679
Cloud Telecommunications backlog as of June 30, 2023	$35,752

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, contract labor costs, customer support salaries, benefits, bonuses, and share-based compensation. The following table reflects our cost of service revenue for the three months ended June 30, 2024, compared to the three months ended June 30, 2023:

	Three Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Cost of service revenue	$3,246	$3,095	$151	5%

The increase in cost of service revenue was primarily related to an increase in contract labor costs to assist with the migration of our customers to our new VIP platform of $81, an increase in salaries, benefits, bonuses, and share-based compensation of $35, an increase in third-party telecommunication charges of $23, and an increase in other cost of service revenue of $12.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the three months ended June 30, 2024, compared to the three months ended June 30, 2023:

	2024	2023	Dollar Change	Percent Change
Cost of product revenue	$696	$881	$(185)	-21%

The decrease in cost of product revenue is primarily related to the decrease in product revenue due to eliminating the sale of low margin products.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries, benefits, bonuses, and share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, amortization of customer relationship intangible assets, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the three months ended June 30, 2024, compared to the three months ended June 30, 2023:

	Three Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Selling and marketing	$2,808	$2,504	$304	12%

The increase in selling and marketing expense is primarily related to an increase in commission expense of $309 directly related to the increase in revenue and an increase in other sales and marketing expense of $7, offset by a decrease in salaries, benefits, bonuses, and share-based compensation of $12.

General and Administrative

General and administrative expenses consist of salaries, benefits, bonuses and share-based compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, depreciation, amortization of intangible assets, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended June 30, 2024, compared to the three months ended June 30, 2023:

	Three Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
General and administrative	$2,232	$2,175	$57	3%

The increase in general and administrative expenses is primarily related to an increase in rent expense of $81 due to the leaseback of our previously sold corporate headquarters land and building, an increase in legal fees of $56 related to the filing of our Form S-3 and an increase in accounting software costs of $27 associated with service contract fees for our new accounting system, offset by a decrease in executive and administrative salaries, benefits, bonuses, and share-based compensation of $99 and an decrease in other general and administrative expenses of $8.

Research and Development

Research and development expenses primarily consist of salaries, benefits, bonuses, and share-based compensation, outsourced engineering services related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the three months ended June 30, 2024, compared to the three months ended June 30, 2023:

	Three Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Research and development	$258	$291	$(33)	-11%

The decrease in research and development expenses is primarily related to a decrease in salaries, benefits, bonuses, and share-based compensation of $32 and a decrease in other research and development costs of $1.

Other Income/(Expense)

Other income/(expense) primarily relates to interest income, interest expense, net foreign exchange gains or losses, and credit card cash back rewards. The following table reflects our other income/(expense) for the three months ended June 30, 2024, compared to the three months ended June 30, 2023:

	2024	2023	Dollar Change	Percent Change
Other income/(expense)	$45	$(26)	$71	273%

The change in other income/(expense) is primarily related to an increase in interest income of $53, a decrease in interest expense of $22, and a decrease in other income of $4.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, managed IT service, and administrative fees. The following table reflects our service revenue for the six months ended June 30, 2024, compared to the six months ended June 30, 2023:

	Six Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Service revenue	$15,912	$14,466	$1,446	10%

The increase in service revenue is due to an increase in telecommunications services fees of $1,088, an increase in one-time fees, commissions and other of $161, an increase in fees, commissions, and other, recognized over time of $106, and an increase in sales-type lease interest of $91.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices, third-party equipment, and device as a service. The following table reflects our product revenue for the six months ended June 30, 2024, compared to the six months ended June 30, 2023:

	Six Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Product revenue	$2,588	$2,657	$(69)	-3%

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

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2024 and 2023. Backlog increased 45%, or $15,932 to $51,684 as of June 30, 2024 as compared to $35,752 as of June 30, 2023. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of January 1, 2024 and 2023, and June 30, 2024 and 2023, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications backlog as of January 1, 2024	$44,810
Cloud Telecommunications backlog as of June 30, 2024	$51,684

Cloud Telecommunications backlog as of January 1, 2023	$32,016
Cloud Telecommunications backlog as of June 30, 2023	$35,752

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, contract labor costs, customer support salaries, benefits, bonuses, and share-based compensation. The following table reflects our cost of service revenue for the six months ended June 30, 2024, compared to the six months ended June 30, 2023:

	Six Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Cost of service revenue	$6,355	$6,139	$216	4%

The increase in cost of service revenue is primarily related to an increase in contract labor costs to assist with the migration of our customers to our new VIP platform of $132, an increase in salaries, benefits, bonuses, and share-based compensation of $65, and an increase in other cost of service revenue of $19.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the six months ended June 30, 2024, compared to the six months ended June 30, 2023:

	Six Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Cost of product revenue	$1,426	$1,720	$(294)	-17%

The decrease in cost of product revenue is primarily related to the decrease in product revenue due to eliminating the sale of low margin products.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries, benefits, bonuses, and share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, amortization of customer relationship intangible assets, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the six months ended June 30, 2024, compared to the six months ended June 30, 2023:

	Six Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Selling and marketing	$5,604	$5,100	$504	10%

The increase in selling and marketing expense is primarily related to an increase in commission expense of $566 directly related to the increase in revenue and an increase in other sales and marketing expense of $17, offset by a decrease in salaries, benefits, bonuses, and share-based compensation of $79.

General and Administrative

General and administrative expenses consist of salaries, benefits, bonuses and share-based compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, depreciation, amortization of intangible assets, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the six months ended June 30, 2024, compared to the six months ended June 30, 2023:

	Six Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
General and administrative	$4,390	$4,959	$(569)	-11%

The decrease in general and administrative expenses is primarily related to a decrease in executive and administrative salaries, benefits, bonuses, and share-based compensation of $682 and a decrease in other general and administrative expenses of $51, offset by an increase of rent expense of $81 due to the leaseback of our previously sold corporate headquarters land and building, an increase in legal fees of $56 related to the filing of our Form S-3, and an increase in accounting software costs of $27 associated with service contract fees for our new accounting system.

Research and Development

Research and development expenses primarily consist of salaries, benefits, bonuses, and share-based compensation, outsourced engineering services related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the six months ended June 30, 2024, compared to the six months ended June 30, 2023:

	Six Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Research and development	$527	$590	$(63)	-11%

The decrease in research and development expenses is primarily related to a decrease in salaries, benefits, bonuses, and share-based compensation of $70 offset by an increase in other research and development costs of $7.

Other Income/(Expense)

Other income/(expense) primarily relates to interest expense and net foreign exchange gains or losses, offset by credit card cash back rewards. The following table reflects our other income/(expense) for the six months ended June 30, 2024, compared to the six months ended June 30, 2023:

	Six Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Other income/(expense), net	$40	$(65)	$105	162%

The change in other income/(expense) is primarily related to an increase in interest income of $53, a decrease in interest expense of $51, and an increase in other income of $1.

Operating Results of Software Solutions segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Software Solutions	2024	2023	2024	2023
Software solutions revenue	$5,325	$3,930	$10,471	$8,038
Operating expenses:
Cost of software solutions revenue	1,445	1,293	2,837	2,478
Selling and marketing	1,150	1,109	2,381	2,322
General and administrative	1,200	992	2,338	2,205
Research and development	1,070	847	2,050	1,739
Total operating expenses	4,865	4,241	9,606	8,744
Operating income/(loss)	460	(311)	865	(706)
Other income/(expense), net	(10)	22	(27)	77
Income/(loss) before income tax	$450	$(289)	$838	$(629)

Three months ended June 30, 2024 compared to three months ended June 30, 2023

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, professional services, and annual user group meeting fees. Software licenses are billed by the number of concurrent sessions a customer has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fixes, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training and implementation as well as custom mobile branding. The following table reflects our service revenue for the three months ended June 30, 2024, compared to the three months ended June 30, 2023:

	Three Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Software solutions revenue	$5,325	$3,930	$1,395	35%

The increase in software solutions revenue is primarily related to an increase in recurring software license and maintenance and support subscriptions of $877, an increase in in perpetual software license revenue of $488, and an increase in professional services and other revenue of $30.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2024 and 2023. Backlog increased 26%, or $4,009 to $19,478 as of June 30, 2024 as compared to $15,469 as of June 30, 2023. Below is a table which displays the software solutions segment revenue backlog as of April 1, 2024 and 2023, and June 30, 2024 and 2023, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Software solutions backlog as of April 1, 2024	$19,295
Software solutions backlog as of June 30, 2024	$19,478

Software solutions backlog as of April 1, 2023	$14,185
Software solutions backlog as of June 30, 2023	$15,469

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries, benefits, bonuses, and share-based compensation, amortization expense for developed technologies intangible assets, cost of data center hosting, third-party software, annual user group meeting costs, and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the three months ended June 30, 2024, compared to the three months ended June 30, 2023:

	Three Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Cost of software solutions revenue	$1,445	$1,293	$152	12%

The increase in cost of software solutions revenue is primarily related to an increase in third-party hosting service costs of $125 and an increase in other cost of software solutions revenue of $27.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries, benefits, bonuses, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, annual user group meeting costs, and sales support software. The following table reflects our selling and marketing expenses for the three months ended June 30, 2024, compared to the three months ended June 30, 2023:

	Three Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Selling and marketing	$1,150	$1,109	$41	4%

The increase in selling and marketing expense is primarily related to an increase in marketing materials and trade shows of $60 and an increase in commission expense of $33 directly related to the increase in revenue, offset by a decrease in salaries, benefits, bonuses, and share-based compensation of $39 and a decrease in other selling and marketing costs of $13.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, amortization of trademark and trade name intangible assets, legal, rent, equipment, accounting and other professional services, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended June 30, 2024, compared to the three months ended June 30, 2023:

	Three Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
General and administrative	$1,200	$992	$208	21%

The increase in general and administrative expenses is primarily related to an increase in salaries, benefits, bonuses, and share-based compensation of $115, an increase in professional service fees of $54, an increase in accounting software costs of $27 associated with service contract fees for our new accounting system, and an increase in other general and administrative expenses of $12.

Research and Development

Research and development expenses primarily consists of salaries, benefits, bonuses, share-based compensation, and outsourcing engineering services related to the development of our software solutions. The following table reflects our research and development expenses for the three months ended June 30, 2024, compared to the three months ended June 30, 2023:

	Three Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Research and development	$1,070	$847	$223	26%

The increase in research and development expenses is primarily related to an increase in outsourced engineering services expenses of $128, an increase in salaries, benefits, bonuses, and share-based compensation of $92, and an increase in other research and development expenses of $3.

Other Income/(Expense)

Other income/(expense) primarily relates to interest expense, net foreign exchange gains or losses, and other income and expenses. The following table reflects our other expense for the three months ended June 30, 2024, compared to the three months ended June 30, 2023:

	Three Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Other income/(expense), net	$(10)	$22	$(32)	145%

The change in other income/(expense) is primarily related to a decrease in other income of $33 and a decrease in foreign exchange losses of $1.

Six months ended June 30, 2024 compared to six months ended June 30, 2023

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, professional services, and annual user group meeting fees. Software licenses are billed by the number of concurrent sessions a customer has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fixes, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training and implementation as well as custom mobile branding. The following table reflects our service revenue for the six months ended June 30, 2024, compared to the six months ended June 30, 2023:

	Six Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Software solutions revenue	$10,471	$8,038	$2,433	30%

The increase in software solutions revenue is primarily related to an increase in recurring software license and maintenance and support subscriptions of $1,822, an increase in in perpetual software license revenue of $402, and an increase in professional services and other revenue of $209.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2024 and 2023. Backlog increased 26%, or $4,009 to $19,478 as of June 30, 2024 as compared to $15,469 as of June 30, 2023. Below is a table which displays the software solutions segment revenue backlog as of January 1, 2024 and 2023, and June 30, 2024 and 2023, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Software solutions backlog as of January 1, 2024	$19,122
Software solutions backlog as of June 30, 2024	$19,478

Software solutions backlog as of January 1, 2023	$14,830
Software solutions backlog as of June 30, 2023	$15,469

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries, benefits, bonuses, and share-based compensation, amortization expense for developed technologies intangible assets, cost of data center hosting, third-party software, annual user group meeting costs, and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the six months ended June 30, 2024, compared to the six months ended June 30, 2023:

	Six Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Cost of software solutions revenue	$2,837	$2,478	$359	14%

The increase in cost of software solutions revenue is primarily related to an increase in salaries, benefits, bonuses, and share-based compensation of $131, an increase in third-party hosting service costs of $125, an increase in software costs of $91, and an increase in other cost of software solutions revenue of $12.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries, benefits, bonuses, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, annual user group meeting costs, and sales support software. The following table reflects our selling and marketing expenses for the six months ended June 30, 2024, compared to the six months ended June 30, 2023:

	Six Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Selling and marketing	$2,381	$2,322	$59	3%

The increase in selling and marketing expense is primarily related to an increase in marketing materials and trade shows of $60, an increase in commission expense of $60 directly related to the increase in revenue, and an increase in other selling and marketing costs of $7, offset by a decrease in salaries, benefits, bonuses, and share-based compensation of $68.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, amortization of trademark and trade name intangible asset, legal, rent, equipment, accounting and other professional services, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the six months ended June 30, 2024, compared to the six months ended June 30, 2023:

	Six Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
General and administrative	$2,338	$2,205	$133	6%

The increase in general and administrative expenses is primarily related to increase in salaries, benefits, bonuses, and share-based compensation of $129 and an increase in accounting software costs of $27 associated with the service contract fees for our new accounting system, offset by a decrease in other general and administrative expenses of $23.

Research and Development

Research and development expenses primarily consists of salaries, benefits, bonuses, share-based compensation, and outsourcing engineering services related to the development of our software solutions. The following table reflects our research and development expenses for the six months ended June 30, 2024, compared to the six months ended June 30, 2023:

	Six Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Research and development	$2,050	$1,739	$311	18%

The increase in research and development expenses is primarily related to an increase in outsourced engineering services expenses of $204, an increase in salaries, benefits, bonuses, and share-based compensation of $94, and an increase in other research and development expenses of $13.

Other Income/(Expense)

Other income/(expense) primarily relates to interest expense, net foreign exchange gains or losses, and other income and expenses. The following table reflects our other expense for the six months ended June 30, 2024, compared to the six months ended June 30, 2023:

	Six Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Other income/(expense)	$(27)	$77	$(104)	135%

The change in other income/(expense) is primarily related to a decrease in other income of $102 and an increase in foreign exchange losses of $2.

Liquidity and Capital Resources

Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We finance our operations primarily through services, software solutions, and product sales to our customers. As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $13,611 and $10,347, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment, asset acquisitions, business combinations, and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

Operating Activities

Cash provided by or used in operating activities is driven by our net income/(loss), adjustments to reconcile to net cash provided by or used in operating activities, the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business. The following table reflects our net cash provided by/(used in) operating activities for the six months ended June 30, 2024, compared to the six months ended June 30, 2023:

	Six Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Net cash provided by/(used in) operating activities	$2,486	$(673)	$3,159	469%

The net cash provided by operating activities for the six months ended June 30, 2024 was primarily driven by non-cash expenses for depreciation and amortization of $1,676, share-based compensation of $1,512, our net income for the six months ended June 30, 2024 of $1,022, an increase in contract liabilities of $417, and an increase in accounts payable and accrued expenses of $104, offset by an increase in contract costs of $574, an increase in prepaid expense of $534, an increase in trade receivables of $516, an increase in equipment financing receivables of $321, and an increase in inventories of $172.

The net cash used in operating activities was primarily driven by our net loss for the six months ended June 30, 2023 of $2,127, an increase in contract costs of $600, an increase in prepaid expenses of $582, an increase in equipment financing receivables of $528, an increase in trade receivables of $265, a decrease in accounts payable and accrued expenses of $631, and a decrease in contract liabilities of $180, offset by non-cash expenses for depreciation and amortization of $1,808 and share-based compensation of $2,269 and a decrease in other assets of $165.

Investing Activities

Cash provided by or used in investing activities is driven by the purchase of property and equipment, business combinations, and asset acquisitions. The following table reflects our net cash provided by/(used in) investing activities for the six months ended June 30, 2024, compared to the six months ended June 30, 2023:

	Six Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Net cash provided by/(used in) investing activities	$-	$(92)	$92	100%

Net cash used in investing activities in the six months ended June 30, 2023, primarily relates to the purchase of property and equipment.

Financing Activities

Cash provided by or used in financing activities is driven by the proceeds from the exercise of options, taxes paid on the net settlement of stock options and RSUs, payments of contingent consideration, proceeds from finance leases and notes payable, repayments made on finance leases and notes payable, proceeds and repayments on line of credit, and proceeds from the issuance of common stock in connection with an offering. The following table reflects our net cash provided by/(used in) financing activities for the six months ended June 30, 2024, compared to the six months ended June 30, 2023:

	Six Months Ended June 30,
	2024	2023	Dollar Change	Percent Change
Net cash provided by/(used in) financing activities	$778	$(486)	$1,264	260%

Net cash provided by financing activities for the six months ended June 30, 2024 primarily relates to cash received from the exercise of stock options of $1,113, offset by repayments made on notes payable of $226, the payments of employee tax withholdings from the net settlement of stock options and RSUs of $92, and repayments made on finance leases of $37.

Net cash used in financing activities for the six months ended June 30, 2023 primarily relates to the payments of employee tax withholdings from the net settlement of stock options and RSUs of $264, repayments made on notes payable of $271, dividend payments of $130, repayments made on a line of credit of $82, and repayments made on finance leases of $57, offset by proceeds from notes payable of $278 and cash received from the exercise of stock options of $40.

Contractual Obligations and Commitments

Except as set forth in Notes 10, 14, and 15 in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Off Balance Sheet Arrangements

As of, June 30, 2024, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Related Party Transactions

On November 1, 2022, the Company completed the acquisition of Allegiant Networks, LLC, a Kansas limited liability company (the “Allegiant Networks”) to acquire from Seller one hundred percent (100%) of the issued and outstanding shares of Allegiant Networks in exchange for (i) a cash payment at closing in the amount of $2.0 million, (ii) a three-year promissory note by the Company in favor of Seller in the amount of $1.1 million, and (iii) 2,461,538 shares of the Company’s common stock, par value $0.001 per share. In connection with this transaction, the seller Bryan Dancer, became a greater than five percent shareholder of the Company. Therefore, the three-year promissory note in the amount of $1.1 million, is considered a related party transaction. The loan agreement has a term of three (3) years with quarterly payments of Ninety-Eight Thousand Three Hundred Eighty-one Dollars ($98,381), including interest at 4.00%, beginning on April 1, 2023. As of June 30, 2024 and December 31, 2023, the outstanding balance of the related party note payable was $662 and $843, respectively. During the three months ended June 30, 2024 and 2023, the Company paid principal of $91 and $80, respectively, and interest of $7 and $18, respectively. During the six months ended June 30, 2024 and 2023, the Company paid principal of $181 and $80, respectively, and interest of $16 and $18, respectively.

On February 1, 2024, the Company entered into a consulting agreement with Steven G. Mihaylo, Chairman Emeritus of the board of directors and a greater than five percent shareholder. In exchange for his consulting services, Mr. Mihaylo is to receive monthly consideration of $14 or $168 annually. During the three months ended June 30, 2024 and 2023, the Company paid $42 and $0, respectively, and $70 and $0 for the six months ended June 30, 2024 and 2023, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Crexendo, Inc.

August 6, 2024	By:	/s/ Jeffrey G. Korn
Jeffrey G. Korn Chief Executive Officer

August 6, 2024	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer

