Form 10-Q
period 2024-09-30
Crexendo, Inc.
filed 2024-11-06
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________________

FORM 10-Q

_____________________

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission file number 001-32277

_____________________

Crexendo, Inc.
(Exact name of registrant as specified in its charter)

_____________________

Nevada	87-0591719
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1225 West Washington Street, Suite 213, Tempe AZ	85281
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2024 was 27,101,648.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Crexendo, Inc. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except par value and share data)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$15,451	$10,347
Trade receivables, net of allowance of $72 and $116, respectively	3,753	3,476
Inventories	518	382
Equipment financing receivables, net of allowance of $66 and $56, respectively	981	856
Contract costs	1,746	1,345
Prepaid expenses	1,327	508
Income tax receivable	53	-
Other current assets	35	35
Total current assets	23,864	16,949

Contract assets, net of allowance of $111 and $85, respectively	362	342
Long-term equipment financing receivables, net of allowance of $149 and $115, respectively	2,228	1,768
Property and equipment, net	438	670
Operating lease right-of-use assets	1,676	1,009
Intangible assets, net	21,283	23,556
Goodwill	9,454	9,454
Contract costs, net of current portion	2,739	2,273
Other long-term assets	208	139
Total Assets	$62,252	$56,160

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$746	$769
Accrued expenses	6,669	5,951
Finance leases	39	75
Notes payable	473	457
Operating lease liabilities	555	566
Income tax payable	-	53
Contract liabilities	2,668	2,390
Total current liabilities	11,150	10,261

Contract liabilities, net of current portion	255	198
Finance leases, net of current portion	3	23
Notes payable, net of current portion	236	592
Operating lease liabilities, net of current portion	1,139	473
Total liabilities	12,783	11,547

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 50,000,000 shares, 27,031,433 shares issued and outstanding as of September 30, 2024 and 26,130,218 shares issued
and outstanding as of December 31, 2023	27	26
Additional paid-in capital	136,587	132,888
Accumulated deficit	(87,297)	(88,467)
Accumulated other comprehensive income	152	166
Total stockholders' equity	49,469	44,613

Total Liabilities and Stockholders' Equity	$62,252	$56,160

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service revenue	$7,953	$7,517	$23,865	$21,983
Software solutions revenue	5,860	4,691	16,331	12,729
Product revenue	1,814	1,666	4,402	4,323
Total revenue	15,627	13,874	44,598	39,035

Operating expenses:
Cost of service revenue	3,336	3,173	9,691	9,312
Cost of software solutions revenue	1,686	1,327	4,523	3,805
Cost of product revenue	1,081	923	2,507	2,643
Selling and marketing	4,221	3,502	12,206	10,924
General and administrative	3,695	3,309	10,423	10,473
Research and development	1,473	1,276	4,050	3,605
Total operating expenses	15,492	13,510	43,400	40,762

Income/(loss) from operations	135	364	1,198	(1,727)

Other income/(expense):
Interest expense	(7)	(36)	(31)	(111)
Gain on sale of property and equipment	-	1,459	-	1,459
Other income/(expense), net	66	(50)	103	37
Total other income/(expense), net	59	1,373	72	1,385

Income/(loss) before income tax	194	1,737	1,270	(342)

Income tax (provision)/benefit	(46)	(33)	(100)	(81)

Net income/(loss)	$148	$1,704	$1,170	$(423)

Earnings per common share:
Basic	$0.01	$0.07	$0.04	$(0.02)
Diluted	$0.00	$0.06	$0.04	$(0.02)

Weighted-average common shares outstanding:
Basic	26,848,644	25,995,507	26,610,130	25,901,686
Diluted	29,857,261	27,682,764	29,827,531	25,901,686

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income/(loss)	$148	$1,704	$1,170	$(423)
Other comprehensive income, net of tax
Foreign currency translation gain/(loss)	(14)	23	(14)	(1)
Total other comprehensive income/(loss)	(14)	23	(14)	(1)
Comprehensive income/(loss)	$134	$1,727	$1,156	$(424)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

Nine Months Ended September 30, 2024 and 2023

(Unaudited, in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2024	26,130,218	$26	$132,888	$166	$(88,467)	$44,613
Share-based compensation	-	-	728	-	-	728
Vesting of restricted stock units	-	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	1	-	1
Issuance of common stock for exercise of stock options	497,804	1	1,048	-	-	1,049
Taxes paid on the net settlement of stock options and RSUs	-	-	(60)	-	-	(60)
Net income/(loss)	-	-	-	-	434	434
Balance, March 31, 2024	26,628,022	$27	$134,604	$167	$(88,033)	$46,765
Share-based compensation	-	-	784	-	-	784
Vesting of restricted stock units	23,579	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	(1)	-	(1)
Issuance of common stock for exercise of stock options	61,084	-	84	-	-	84
Taxes paid on the net settlement of stock options and RSUs	-	-	(32)	-	-	(32)
Net income/(loss)	-	-		-	588	588
Balance, June 30, 2024	26,712,685	$27	$135,440	$166	$(87,445)	$48,188
Share-based compensation	-	-	781	-	-	781
Vesting of restricted stock units	24,856	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	(14)	-	(14)
Issuance of common stock for exercise of stock options	293,892	-	440	-	-	440
Taxes paid on the net settlement of stock options and RSUs	-	-	(74)	-	-	(74)
Net income/(loss)	-	-		-	148	148
Balance, September 30, 2024	27,031,433	$27	$136,587	$152	$(87,297)	$49,469

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2023	25,670,773	$26	$129,192	$187	$(87,946)	$41,459
Cumulative effect of accounting change	-	-	-	-	(159)	(159)
Share-based compensation	-	-	1,414	-	-	1,414
Vesting of restricted stock units	266,278	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	(21)	-	(21)
Issuance of common stock for exercise of stock options	35,553	-	40	-	-	40
Taxes paid on the net settlement of stock options and RSUs	-	-	(257)	-	-	(257)
Net loss	-	-	-	-	(1,582)	(1,582)
Balance, March 31, 2023	25,972,604	$26	$130,389	$166	$(89,687)	$40,894
Share-based compensation	-	-	855	-	-	855
Foreign currency translation adjustment, net of tax	-	-	-	(3)	-	(3)
Issuance of common stock for exercise of stock options	200	-	-	-	-	-
Taxes paid on the net settlement of stock options and RSUs	-	-	(7)	-	-	(7)
Dividends declared	-	-	(130)	-	-	(130)
Net loss	-	-		-	(545)	(545)
Balance, June 30, 2023	25,972,804	$26	$131,107	$163	$(90,232)	$41,064
Share-based compensation	-	-	843	-	-	843
Foreign currency translation adjustment, net of tax	-	-	-	23	-	23
Issuance of common stock for exercise of stock options	57,300	-	53	-	-	53
Net income	-	-		-	1,704	1,704
Balance, September 30, 2023	26,030,104	$26	$132,003	$186	$(88,528)	$43,687

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$1,170	$(423)
Adjustments to reconcile net income/(loss) to net cash provided by/(used for) operating activities:
Depreciation and amortization	2,505	2,695
Allowance for credit losses	8	44
Share-based compensation	2,293	3,112
Non-cash operating lease amortization	(12)	(3)
Gain on sale of property and equipment	-	(1,459)
Changes in assets and liabilities:
Trade receivables	(247)	(584)
Contract assets	(35)	2
Equipment financing receivables	(608)	(770)
Inventories	(136)	207
Contract costs	(867)	(994)
Prepaid expenses	(819)	(560)
Income tax receivable	(53)	-
Other assets	(69)	210
Accounts payable and accrued expenses	695	(169)
Income tax payable	(53)	(12)
Contract liabilities	335	(409)
Net cash provided by/(used for) operating activities	4,107	887
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(92)
Proceeds from the sale of property and equipment	-	3,792
Net cash provided by/(used for) investing activities	-	3,700
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing on line of credit, net	-	(82)
Repayments made on finance leases	(56)	(76)
Proceeds from notes payable	-	278
Repayments made on notes payable	(340)	(2,143)
Proceeds from exercise of options	1,573	93
Dividend payments	-	(130)
Taxes paid on the net settlement of stock options and RSUs	(166)	(264)
Net cash provided by/(used for) financing activities	1,011	(2,324)
Effect of exchange rate changes on cash	(14)	(1)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	5,104	2,262
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	10,347	5,475
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$15,451	$7,737
Cash used during the year for:
Income taxes, net	$(205)	$(91)
Interest expense	$(25)	$(111)
Supplemental disclosure of non-cash investing and financing information:

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited, in thousands, except per share and share data)

1. Significant Accounting Policies

Description of Business – Crexendo, Inc. is incorporated in the state of Nevada. As used hereafter in the notes to condensed consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company.” Crexendo, Inc. is an award-winning software technology company that is a premier provider of cloud communication platform and services, video collaboration and managed IT services tailored to businesses of all sizes. Our solutions currently support over five million end users globally, through our extensive global network of over 230 cloud communication platform software subscribers and our direct retail offering. The Company has two operating segments, which consist of Cloud Telecommunications and Software Solutions.

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

Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the three months ended September 30, 2024 and 2023, the Company recorded foreign currency translation gains/(losses) of ($14) and $23, respectively, and during the nine months ended September 30, 2024 and 2023, the Company recorded foreign currency gains/(losses) of ($14) and ($1), respectively, on our statements of comprehensive income (loss).

Cash and Cash Equivalents – We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $14,620 and $9,035, respectively.

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

Contract Costs – Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining software solutions and telecommunication service contracts which are recoverable. The Company capitalized contract costs in the amount of $4,485 and $3,618 at September 30, 2024 and December 31, 2023, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate, which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the three months ended September 30, 2024 and 2023, the Company amortized $697 and $402, respectively, and during the nine months ended September 30, 2024 and 2023, the Company amortized $1,744 and $1,194, respectively, and there was no impairment loss in relation to the costs capitalized.

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

Income Taxes – We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows.  In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. At December 31, 2023, we determined that it is more likely-than-not that we will not be able to realize our deferred income tax assets in the future. A valuation allowance of $4,782 and $4,782 was recorded against our gross deferred tax asset balance as of September 30, 2024 and December 31, 2023, respectively.

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

Significant Customers – No customer accounted for 10% or more of our total revenue for the three and nine months ended September 30, 2024 and 2023. No customer accounted for 10% or more of our total trade receivables as of September 30, 2024 and December 31, 2023.

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

Cloud Telecommunications Services Segment

Products and services may be sold separately or in bundled packages. The typical length of a contract for service is thirty-nine to ninety months. Customers are billed for these services on a monthly basis. For bundled packages, the Company accounts for individual products and services separately if they are distinct – i.e. if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The consideration (including any discounts) is allocated between separate products and services in a bundle based on their relative stand-alone selling prices. The stand-alone selling prices are determined based on the prices at which the Company separately sells the desktop devices and telecommunication services. For items that are not sold separately (e.g. additional features) the Company estimates stand-alone selling prices using the adjusted market assessment approach. When we provide a free trial period, we do not begin to recognize recurring revenue until the trial period has ended and the customer has been billed for the services.

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

Cloud Telecommunications Services – Cloud telecommunication services include voice, data, collaboration software, broadband Internet access, managed IT services, cloud server rental and support, managed security, cabling, software license sales, interest generated from equipment financing revenue, and support for premise-based PBX phone systems. The Company recognizes revenue as services are provided in service revenue. Fees generated from reselling broadband Internet access are recognized as revenue net of the costs charged by the third-party service providers. Cloud telecommunications services are billed and paid on a monthly basis. Our telecommunications services contracts typically have a term of thirty-nine to ninety months.

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

Three Months Ended September 30, 2024	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$1,814	$-	$1,814
Equipment financing revenue	173	-	173
Telecommunications services	6,752	-	6,752
Fees, commissions, and other, recognized over time	578	-	578
One time fees, commissions and other	450	-	450
Software licenses	-	1,466	1,466
Software license and maintenance and support subscriptions	-	4,102	4,102
Professional services and other	-	292	292
	$9,767	$5,860	$15,627
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$2,264	$1,758	$4,022
Products, services, and fees transferred over time	7,503	4,102	11,605
	$9,767	$5,860	$15,627

Three Months Ended September 30, 2023	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Telecommunications equipment	$1,666	$-	$1,666
Equipment financing revenue	133	-	133
Telecommunications services	6,299	-	6,299
Fees, commissions, and other, recognized over time	479	-	479
One time fees, commissions and other	606	-	606
Software licenses	-	971	971
Software license and maintenance and support subscriptions	-	3,490	3,490
Professional services and other	-	230	230
	$9,183	$4,691	$13,874
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$2,272	$1,201	$3,473
Products, services, and fees transferred over time	6,911	3,490	10,401
	$9,183	$4,691	$13,874

Nine Months Ended September 30, 2024	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$4,402	$-	$4,402
Equipment financing revenue	487	-	487
Telecommunications services	20,128	-	20,128
Fees, commissions, and other, recognized over time	1,597	-	1,597
One time fees, commissions and other	1,653	-	1,653
Software licenses	-	3,559	3,559
Software license and maintenance and support subscriptions	-	11,940	11,940
Professional services and other	-	832	832
	$28,267	$16,331	$44,598
Timing of revenue recognition
Products and fees recognized at a point in time	$6,055	$4,391	$10,446
Services and fees transferred over time	22,212	11,940	34,152
	$28,267	$16,331	$44,598

Nine Months Ended September 30, 2023	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Telecommunications equipment	$4,323	$-	$4,323
Equipment financing revenue	356	-	356
Telecommunications services	18,587	-	18,587
Fees, commissions, and other, recognized over time	1,392	-	1,392
One time fees, commissions and other	1,648	-	1,648
Software licenses	-	2,662	2,662
Software license and maintenance and support subscriptions	-	9,506	9,506
Professional services and other	-	561	561
	$26,306	$12,729	$39,035
Timing of revenue recognition
Products and fees recognized at a point in time	$5,971	$3,223	$9,194
Services and fees transferred over time	20,335	9,506	29,841
	$26,306	$12,729	$39,035

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	September 30,	December 31,
(In thousands)	2024	2023
Receivables, which are included in trade receivables, net of allowance for credit losses	$3,753	$3,476
Contract assets, net of allowance for credit losses	362	342
Contract liabilities	2,923	2,588

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	For the Nine Months Ended		For the Year Ended
(In thousands)	September 30, 2024		December 31, 2023
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(2,528)	$-	$(3,393)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	2,863	-	2,396
Transferred to receivables from contract assets recognized at the beginning of the period, net of allowance for credit losses	(227)	-	(192)	-
Increase due to additional unamortized discounts	247	-	216	-

Contract assets and allowance for credit losses

Our contract assets balance consists of the Company’s rights to consideration for work completed but not billed as of the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract assets were as follows (in thousands):

	September 30,	December 31,
	2024	2023
Gross contract assets	$473	$427
Less: allowance for credit losses	(111)	(85)
Contract assets, net of allowance for credit losses	$362	$342

                The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2023	$85
Provision	1
Write-offs	(4)
Recoveries and other	-
Balance at March 31, 2024	$82
Provision	18
Write-offs	-
Recoveries and other	-
Balance at June 30, 2024	$100
Provision	11
Write-offs	-
Recoveries and other	-
Balance at September 30, 2024	$111

The allowance for credit losses is determined based on an assessment of historical collection experience using the loss-rate method as well as consideration of current and future economic conditions and changes in our loss-rate trends. We utilize a five-year lookback period to establish our estimate of expected credit losses, as our contractual terms range from three to five years. Based on that assessment, the allowance for credit losses as a percent of gross contract assets increased to 23.4% at September 30, 2024 from 20.0% at December 31, 2023.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2024	2025	2026	2027	2028 and thereafter	Total
Desktop devices	$1,067	$-	$-	$-	$-	$1,067
Telecommunications services	7,445	19,462	12,782	8,081	4,126	51,896
Software Solutions	5,022	9,804	5,556	3,054	972	24,408
Total	13,534	29,266	18,338	11,135	5,098	77,371
All consideration from contracts with customers is included in the amounts presented above

3. Earnings Per Common Share

Basic net income/(loss) per common share is computed by dividing the net income/(loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the nine months ended September 30, 2023 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net income/(loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income/(loss) (in thousands) (A)	$148	$1,704	$1,170	$(423)

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	26,848,644	25,995,507	26,610,130	25,901,686
Dilutive effect of stock-based awards	3,008,617	1,687,258	3,217,402	-
Diluted weighted-average outstanding shares of common stock (C)	29,857,261	27,682,765	29,827,532	25,901,686

Earnings per common share:
Basic (A/B)	$0.01	$0.07	$0.04	$(0.02)
Diluted (A/C)	$0.00	$0.06	$0.04	$(0.02)

For the three and nine months ended September 30, 2024 and 2023, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net income per share because including them would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	2,871,939	4,708,364	2,775,229	4,582,503

4. Trade Receivables and Allowance for Credit Losses

Our trade receivables balance consists of traditional trade receivables. Trade receivables were as follows (in thousands):

	September 30,	December 31,
	2024	2023
Gross trade receivables	$3,825	$3,592
Less: allowance for credit losses	(72)	(116)
Trade receivables, net	$3,753	$3,476

Current trade receivables, net	$3,753	$3,476
Long-term trade receivables, net	-	-
Trade receivables, net	$3,753	$3,476

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2023	$116
Provision	57
Write-offs	(48)
Recoveries and other	-
Balance at March 31, 2024	$125
Provision	18
Write-offs	(18)
Recoveries and other	(39)
Balance at June 30, 2024	$86
Provision	14
Write-offs	(11)
Recoveries and other	(17)
Balance at September 30, 2024	$72

The allowance for credit losses is determined based on an assessment of historical collection experience using the aging schedule method as well as consideration of current and future economic conditions. Based on that assessment, the allowance for credit losses as a percent of gross trade receivables decreased to 1.9% at September 30, 2024 from 3.2% at December 31, 2023.

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

	September 30,	December 31,
	2024	2023
Gross equipment financing receivables	$4,916	$3,888
Less: unearned income	(1,492)	(1,093)
Less: allowance for credit losses	(215)	(171)
Equipment financing receivables, net	$3,209	$2,624

Current equipment financing receivables, net	$981	$856
Long-term equipment financing receivables, net	2,228	1,768
Equipment financing receivables, net	$3,209	$2,624

A summary of our gross equipment financing receivables’ future contractual maturities, is as follows (in thousands):

Year ending December 31,
2024 remaining	$467
2025	1,608
2026	1,247
2027	899
2028	533
2029 and thereafter	162
Total	$4,916

Allowance for Credit Losses

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2023	$171
Provision	22
Write-offs	(13)
Recoveries and other	-
Balance at March 31, 2024	$180
Provision	23
Write-offs	(9)
Recoveries and other	-
Balance at June 30, 2024	$194
Provision	27
Write-offs	(6)
Recoveries and other	-
Balance at September 30, 2024	$215

Aging of Receivables

The aging of gross equipment financing receivables was as follows (in thousands):

	September 30,	December 31,
	2024	2023
Past due amounts 0 - 90 days	$3,209	$2,623
Past due amounts > 90 days	-	1
Total	$3,209	$2,624

Our equipment financing receivable portfolio is primarily in the United States. The allowance for credit losses is determined principally based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, the allowance for credit losses as a percent  of gross equipment financing receivables (net of unearned income) increased to 6.3% at September 30, 2024 from 6.1% at December 31, 2023.

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

The table below shows gross equipment financing receivables and current period gross write offs by year of origination (in thousands):

	September 30, 2024							December 31, 2023
	2024	2023	2022	2021	2020	2019	Total Equipment Financing Receivables	Total Equipment Financing Receivables
United States	$1,378	1,267	571	113	92	3	$3,424	$2,795
Current period gross write offs	$-	6	-	-	-	-	$6	$33

6. Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid corporate insurance	$155	$68
Prepaid software services and support	345	245
Prepaid employee insurance premiums	172	-
Prepaid Nasdaq listing fee	16	-
User group meeting fees	376	84
Prepaid rent	180	-
Other prepaid expenses	83	111
Total prepaid expenses	$1,327	$508

7. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Computer and office equipment	2,700	2,700
Computer software	625	625
Internal-use software	14	14
Furniture and fixtures	64	64
Vehicles	143	143
Leasehold improvements	15	15
Less: accumulated depreciation	(3,123)	(2,891)
Total property and equipment, net	$438	$670

Depreciation expense is included in general and administrative expenses and totaled $74 and $94 for the three months ended September 30, 2024 and 2023, respectively, and $232 and $318 for the nine months ended September 30, 2024 and 2023, respectively.

8. Intangible Assets and Goodwill

Acquired intangible assets subject to amortization consist of the following (in thousands):

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$26,073	$(6,869)	$19,204	$26,073	$(5,260)	$20,813
Developed technologies	4,900	(2,878)	2,022	4,900	(2,269)	2,631
Trademark and trade names	400	(343)	57	400	(288)	112
Total acquired intangible assets	$31,373	$(10,090)	$21,283	$31,373	$(7,817)	$23,556

As of September 30, 2024, the weighted average remaining useful life for customer relationships was 12.6 years and developed technologies was 2.7 years and trademarks and trade names was 0.7 years.

Amortization expense for customer relationships intangible assets is included in selling and marketing expenses and totaled $526 and $552 for the three months ended September 30, 2024 and 2023, respectively, and $1,579 and $1,630 for the nine months ended September 30, 2024 and 2023, respectively. Amortization expense for developed technologies intangible assets is included in cost of software solutions revenue and totaled $203 and $215 for the three months ended September 30, 2024 and 2023, respectively, and $609 and $662 for the nine months ended September 30, 2024 and 2023, respectively. Amortization expense for trademark and trade name intangible assets is included in general and administrative expenses and totaled $26 and $25 for the three months ended September 30, 2024 and 2023, respectively, and $85 and $102 for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, annual amortization of definite lived intangible assets, based on existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Year ending December 31,
2024 remaining	$755
2025	2,770
2026	2,457
2027	2,202
2028	1,637
2029 and thereafter	11,462
Total	$21,283

The following table provides a summary of changes in the carrying amounts of goodwill (in thousands):

Goodwill
Balance at January 1, 2023	$9,454
Additions	-
Balance at December 31, 2023	$9,454
Additions	-
Balance at September 30, 2024	$9,454

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued wages and benefits	$2,251	$2,884
Accrued accounts payable	1,779	1,297
Accrued sales and telecommunications taxes	1,800	1,234
Product warranty liability	32	25
Cloud computing arrangements	279	-
Credit cards	176	113
Other	352	398
Total accrued expenses	$6,669	$5,951

The changes in aggregate product warranty liabilities for the year ended December 31, 2023 and the nine months ended September 30, 2024 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2023	$55
Accrual for warranties	25
Adjustments related to pre-existing warranties	(32)
Warranty settlements	(23)
Balance at December 31, 2023	25
Accrual for warranties	24
Warranty settlements	(17)
Balance at September 30, 2024	$32

Product warranty expense is included in cost of product revenue expense and totaled $9 and $11 for the three months ended September 30, 2024 and 2023, respectively, and $24 and $38 for the nine months ended September 30, 2024 and 2023, respectively.

10. Notes Payable

Notes payable consists of short and long-term financing arrangements:

	September 30,	December 31,
	2024	2023
Related party note payable	$570	$843
Other notes payable	139	206
Total notes payable	$709	$1,049
Less: current notes payable	(473)	(457)
Notes payable, net of current portion	$236	$592

On February 27, 2023, we entered into a promissory note with CrossFirst Bank in the amount of $278. The promissory note has a term of three (3) years with monthly payments of Eight Thousand Five Hundred Forty-Three ($8,543), including interest of 6.58%, beginning on March 27, 2023. Additionally, the promissory note is subject to certain financial covenants.

On November 1, 2022, as part of the acquisition of Allegiant Networks, we entered into a promissory note with the seller in the amount of $1.1 million. The loan agreement has a term of three (3) years with quarterly payments of Ninety-Eight Thousand Three Hundred Eighty-One ($98,381), including interest at 4.00%, beginning on April 1, 2023. As of September 30, 2024 and December 31, 2023, the outstanding balance of the related party note payable was $570 and $843, respectively. During the three months ended September 30, 2024 and 2023, the Company paid principal of $92 and $80, respectively, and interest of $6 and $18, respectively. During the nine months ended September 30, 2024 and 2023, the Company paid principal of $272 and $257, respectively, and interest of $22 and $37, respectively.

As of September 30, 2024, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2024 remaining	$116
2025	478
2026	115
2027	-
2028 and thereafter	-
Total	$709

11. Line of Credit

The Company maintains a line of credit with a maximum principal amount of $700, payable upon demand. The line of credit expires on February 27, 2025. The line of credit bears interest at 0.50% over the Wall Street Journal Prime Rate. As of September 30, 2024, there was an outstanding balance of $0, and $700 remained available for borrowing. The line of credit is collateralized by all company assets. Additionally, the line of credit is subject to certain financial covenants.

12. Fair Value Measurements

We have financial instruments as of September 30, 2024 and December 31, 2023 for which the fair value is summarized below (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$3,753	$3,753	$3,476	$3,476
Equipment financing receivables	3,209	3,209	2,624	2,624
Liabilities:
Finance lease obligations	$42	$42	$98	$98
Notes payable	709	697	1,049	1,012

We have no liabilities for which fair value is recognized in the balance sheet on a recurring basis as of September 30, 2024 and December 31, 2023.

13. Income Taxes

Our effective tax rate for the three months ended September 30, 2024 and 2023 was 23.7% and 1.9%, respectively, which resulted in an income tax benefit/(provision) of $(46) and $(33), respectively. Our effective tax rate for the nine months ended September 30, 2024 and 2023 was 7.9% and (23.7%), respectively, which resulted in an income tax benefit/(provision) of $(100) and $(81), respectively.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more-likely-than-not that such assets will not be realized. In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods by jurisdiction, unitary versus stand-alone state tax filings, our experience with loss carryforwards expiring unutilized, and all tax planning alternatives that may be available. As of December 31, 2023, management reviewed the weight of all the positive and negative evidence available. Management reviewed negative evidence such as three years of cumulative pretax loss in the U.S. federal tax jurisdiction, and positive evidence such as projections of future pretax income and the duration of statutory carry-forward periods. As of December 31, 2023 the Company has a cumulative pretax loss for the three year lookback excluding the gain on the sale of property and equipment, which is considered significant objectively verifiable negative evidence. Management also evaluated projections of future pretax income and the duration of statutory carry-forward periods to determine if the NOL carryforwards could be utilized in whole or in part before they expire unutilized. Forecasts and projections of future income are inherently subjective and therefore generally are given less weight, based on the extent to which the assumptions can be objectively verified based on historical experience. Although historical trends utilized in our projections are objectively verifiable we assigned less weight to this positive evidence given the subjective nature of assumptions in projections. Management reviewed negative evidence related to experience of credits and loss carryforwards expiring unutilized, and determined that although negative evidence exists, it was not significant evidence, as the current loss carryforwards do not begin to expire until 2032 and therefore risk is minimal. After reviewing the weight of the positive and negative evidence, management determined that the positive evidence was not sufficient enough to overcome the negative evidence of cumulative pretax losses for the three-year lookback to conclude that it is more likely than not that deferred tax assets of $4,782 are realizable. Therefore, a valuation allowance of $4,782 was recorded against our gross deferred tax asset balance as of September 30, 2024 and December 31, 2023.

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

We currently lease office space in Tempe, Arizona under a non-cancelable operating lease agreement that expires in 2025. On August 9, 2023, in connection with the sale of our corporate office building and land, we entered into a lease agreement to leaseback the property. The operating lease agreement has an initial term of eighteen full calendar months, with an option to terminate the lease on the last day of the twelfth full calendar month with a ninety-day notice. The operating lease agreement includes fixed fees for property tax, insurance, and common area maintenance (CAM). We account for the lease components and non-lease components such as fixed fee property tax and insurance charges as a single lease component. The CAM charges are considered a separate non-lease component of the lease agreement and are excluded from the measurement of the lease liability. We utilized our incremental borrowing rate of 6.58% to determine the present value of lease payments to determine our lease liability. Rental expense for the three months ended September 30, 2024 and 2023 was approximately $78 and $40, respectively, and for the nine months ended September 30, 2024 and 2023 was $229 and $40, respectively.

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

We currently lease office space in Reston, Virginia under a non-cancelable operating lease agreement that expires in 2024. The operating lease contains customary escalation clauses. Rental expense for the three months ended September 30, 2024 and 2023 was approximately $14 and $13, respectively, and for the nine months ended September 30, 2024 and 2023 was $40 and $26, respectively.

We currently lease office space in San Diego, California under a non-cancelable operating lease agreement that expires in 2024. Rental expense for the three months ended September 30, 2024 and 2023 was approximately $22 and $21, respectively, and for the nine months ended September 30, 2024 and 2023 was $65 and $63, respectively.

We currently lease office space in Overland Park, Kansas under a non-cancelable operating lease agreement that expires in 2027. The operating lease contains customary escalation clauses. Rental expense for the three months ended September 30, 2024 and 2023 was approximately $27 and $55, respectively, and for the nine months ended September 30, 2024 and 2023 was $129 and $144, respectively.

We currently lease other assets under multiple operating leases. The leases expire on various dates through 2027 and the interest rates range from 3.00% to 15.74%. The expense is included in cost of product expenses and totaled approximately $20 and $23 for the three months ended September 30, 2024 and 2023, respectively, and for the nine months ended September 30, 2024 and 2023 was $62 and $64, respectively.

We currently lease data center colocation space in Grand Rapids, Michigan, Las Vegas, Nevada, Dallas, Texas and Lenexa, Kansas, under non-cancelable operating lease agreements that expire in 2029. Rental expense for the three months ended September 30, 2024 and 2023 was approximately $82 and $83, respectively, and for the nine months ended September 30, 2024 and 2023 was $354 and $257, respectively.

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The Company leases equipment and support under finance lease agreements which extends through 2029. The Company also leases one vehicle under a financing agreement. The outstanding balance for finance leases was $42 and $98 as of September 30, 2024 and December 31, 2023, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $486 and $486 as of September 30, 2024 and December 31, 2023, respectively. Related accumulated depreciation totaled $387 and $319 as of September 30, 2024 and December 31, 2023, respectively. The $40 in support contracts were classified as a prepaid expense and are being amortized over the service period of three years. The support contracts expired in September 2024. Amortization expense is included in general and administrative expenses and totaled $0 and $1 for the three months ended September 30, 2024 and 2023, respectively, and for the nine months ended September 30, 2024 and 2023 was $2 and $4, respectively. The interest rates on the finance lease obligations range from 1.37% and 15.74% and interest expense was $0 and $1 for the three months ended September 30, 2024 and 2023, respectively, and for the nine months ended September 30, 2024 and 2023 was $2 and $3, respectively.

The maturity of operating leases and finance lease liabilities as of September 30, 2024 are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2024 remaining	$175	$19
2025	492	21
2026	562	3
2027	467	-
2028	62	-
2029	41	-
Total minimum lease payments	1,799	43
Less: amount representing interest	(94)	(1)
Present value of minimum lease payments	$1,705	$42

Lease term and discount rate	September 30, 2024
Weighted-average remaining lease term (years)
Operating leases	3.2
Finance leases	0.7
Weighted-average discount rate
Operating leases	7.4%
Finance leases	3.2%

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$839	$470
Operating cash flows from finance leases	1	5
Financing cash flows from finance leases	(56)	(76)

Non-cash investing and financing activities:
Additions to ROU assets obtained from:
New operating lease liabilities	$1,334	$349
New finance lease liabilities	-	-

15. Commitments and Contingencies

Annual Employee Bonus Plan Accrual

We utilize incentive bonuses to reward performance achievements, which provides potential annual cash bonus awards to Company employees, including Named Executive Officers (“NEOs”). Under the Bonus Plan, the Compensation Committee of the Board of Directors of the Company (the “Board”) has established a bonus pool of $896, for our NEOs and executive management team for the year ending December 31, 2024. The Board established a bonus pool of $272 for our non-executive employees, for the year ending December 31, 2024. Participants will be eligible to receive cash bonus awards based upon annual performance targets established by the Compensation Committee for the year ending December 31, 2024, relating to annual revenue and adjusted EBITDA. Awards will be paid on a tiered scale based upon actual performance as a percentage of the performance targets with a floor and cap. Payments for individual performance targets met or exceeded are payable, whether or not all performance targets are met, consistent with the weighted amounts for each performance target within the bonus pools. Bonus awards for NEOs and executive management will be weighted 50% on annual revenue and 50% on Adjusted EBITDA. No bonus will be awarded for any performance target for which actual performance is less than 90% of target. At 90% or greater actual performance relative to the target, 50% of the weighted bonus amount for the performance target is payable. From 90% to 100% actual performance relative to the target, the remaining 50% of the weighted bonus amount is awarded pro rata with the percentage of actual performance exceeding 90% of target (i.e., each 1% excess over 90% of performance target equals 5% of the weighted bonus amount payable). If actual performance reaches 110% of performance target or greater for any individual performance target, then an additional 10% of the amount apportioned to that performance target will be payable as an additional bonus. Based on our financial performance as of September 30, 2024, management determined that the achievement of 90% of the annual revenue and Adjusted EBITDA performance targets are probable at this time. Based on management’s estimate, the Company recorded a $584 employee bonus plan accrual, which is included in accrued expense in the accompanying consolidated balance sheet at September 30, 2024. It is reasonably possible that one or multiple of the performance targets may be achieved at higher than 90% and additional accruals may be necessary.

Purchase Obligations

In February 2024, the Company entered into a $5.4 million non-cancellable five-year hosting service contract with Oracle, a third-party network service provider. The contract includes minimum quarterly commitments and the requirements to maintain the service level for the entire contract period. Under this agreement, $216 remains due during fiscal year 2024, $757 will be due during fiscal 2025, $1.2 million will be due during fiscal 2026, $1.3 million will be due during fiscal 2027, $1.5 million will be due during fiscal 2028, and $405 will be due during fiscal 2029. During the three and nine months ended September 30, 2024, the Company has expensed $145 and $270, respectively, of the purchase obligation and $221 is included in accrued expenses at September 30, 2024.

Legal Proceedings

In the ordinary course of business, the Company may be involved in a variety of claims, lawsuits, investigations, and other proceedings, including patent infringement claims, employment litigation, regulatory compliance matters, and contractual disputes, that can arise in the normal course of the Company's operations. The Company recognizes a provision when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts the amount of the provision to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. As of September 30, 2024, the Company does not have a recorded liability for estimated losses. Legal costs are expensed as incurred.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Cloud telecommunications services	$9,767	$9,183	$28,267	$26,306
Software solutions	5,860	4,691	16,331	12,729
Consolidated revenue	15,627	13,874	44,598	39,035

Operating income/(loss) from operations
Cloud telecommunications services	(38)	73	160	(1,312)
Software solutions	173	291	1,038	(415)
Total operating income/(loss)	135	364	1,198	(1,727)
Other income/(expense), net:
Cloud telecommunications services	64	1,425	104	1,360
Software solutions	(5)	(52)	(32)	25
Total other income/(expense), net	59	1,373	72	1,385
Income/(loss) before income tax provision:
Cloud telecommunications services	26	1,498	264	48
Software solutions	168	239	1,006	(390)
Income/(loss) before income tax provision	$194	$1,737	$1,270	$(342)

Depreciation and amortization for the cloud telecommunications services segment was $349 and $381 for the three months ended September 30, 2024 and 2023, respectively, and $1,058 and $1,176 for the nine months ended September 30, 2024 and 2023, respectively. Depreciation and amortization for the software solutions segment was $480 and $506 for the three months ended September 30, 2024 and 2023, respectively, and $1,447 and $1,519 for the nine months ended September 30, 2024 and 2023, respectively.

Interest income for the cloud telecommunications services segment was $69 and $0 for the three months ended September 30, 2024 and 2023, respectively, and $127 and $0 for the nine months ended September 30, 2024 and 2023, respectively. Interest income for the software solutions segment was $0 for the three and nine months ended September 30, 2024 and 2023, respectively.

Interest expense for the cloud telecommunications services segment was $7 and $36 for the three months ended September 30, 2024 and 2023, respectively, and $31 and $111 for the nine months ended September 30, 2024 and 2023, respectively.  Interest expense for the software solutions segment was $0 for the three and nine months ended September 30, 2024 and 2023, respectively.

The Company operates in two geographic areas, the United States and international. Revenue by geography is based on the location of the customer from which the revenue is earned. Revenue by geographic location is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$14,962	$12,862	$41,934	$36,984
International	665	1,012	2,664	2,051
Total revenue	$15,627	$13,874	$44,598	$39,035

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

OVERVIEW

Crexendo, Inc. is an award-winning software technology company that is a premier provider of cloud communication platform and services, video collaboration and managed IT services tailored to businesses of all sizes. By providing a variety of comprehensive and scalable solutions, we are able to cater to businesses of all sizes on a monthly subscription basis without the need for expensive capital investments, regardless of where their business is in its lifecycle. Our products and services can be categorized in the following offerings:

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

We generate recurring revenue from our cloud telecommunications services, broadband Internet services, managed IT services, software license sales, and infrastructure as a service. Our cloud telecommunications contracts typically have a thirty-nine to ninety-month term. We may also charge activation and flash fees and the Company generally allocates a portion of the activation fees to the desktop devices, which is recognized at the time of the installation or customer acceptance, and a portion to the service, which is recognized over the contract term using the straight-line method. We also charge other various contracted and non-contracted fees.

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

Results of Consolidated Operations (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service revenue	$7,953	$7,517	$23,865	$21,983
Software solutions revenue	5,860	4,691	16,331	12,729
Product revenue	1,814	1,666	4,402	4,323
Total revenue	$15,627	$13,874	$44,598	$39,035
Income/(loss) before income tax	194	1,737	1,270	(342)
Income tax (provision)/benefit	(46)	(33)	(100)	(81)
Net income/(loss)	148	1,704	1,170	(423)
Basic earnings per share	$0.01	$0.07	$0.04	$(0.02)
Diluted earnings per share	$0.00	$0.06	$0.04	$(0.02)

Three months ended September 30, 2024 compared to three months ended September 30, 2023

Total Revenue

Total revenue consists of service revenue, software solutions revenue and product revenue. The following table reflects our total revenue for the three months ended September 30, 2024, compared to the three months ended September 30, 2023:

	Three Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Total revenue	$15,627	$13,874	$1,753	13%

The increase in total revenue is due to an increase in software solutions revenue of $1,169, an increase in service revenue of $436, and an increase in product revenue of $148.

Income/(Loss) Before Income Tax

The following table reflects our income/(loss) before income tax for the three months ended September 30, 2024, compared to the three months ended September 30, 2023:

	Three Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Income/(loss) before income tax	$194	$1,737	$(1,543)	-89%

The decrease in income/(loss) before income tax is primarily related to a decrease in other income/(expense) of $(1,256) and an increase in operating expenses of $1,982, offset by an increase in revenue of $1,753. The decrease in other income/(expense) is primarily related to the gain on the sale of our corporate office recognized during the three months ended September 30, 2023 of $(1,459) offset by an increase in interest income of $69 and a decrease in interest expense of $29. The increase in operating expenses is primarily related to an increase in commission expense of $485, an increase in salaries, benefits, bonuses and share-based compensation of $474, an increase in hosting service fees of $137, an increase in contract labor and outsourced engineering services of $128, and an increase in accounting software costs of $59. The increase in revenue is related to organic growth from new and existing customers.

Income Tax (Provision)/Benefit

The following table reflects our income tax (provision)/benefit for the three months ended September 30, 2024, compared to the three months ended September 30, 2023:

	Three Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Income tax (provision)/benefit	$(46)	$(33)	$(13)	39%

We had an income tax provision of $(46) and $(33) for the three months ended September 30, 2024 and 2023, respectively. We had income before income taxes of $194 and $1,737 for the three months ended September 30, 2024 and 2023, respectively. The income tax provision for the three months ended September 30, 2024 and 2023, is related to minimum state tax payments.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

Total Revenue

Total revenue consists of service revenue, software solutions revenue and product revenue. The following table reflects our service revenue for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023:

	Nine Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Total revenue	$44,598	$39,035	$5,563	14%

The increase in total revenue is due to an increase in software solutions revenue of $3,602, an increase in service revenue of $1,882, and an increase in product revenue of $79.

Income/(Loss) Before Income Tax

The following table reflects our income/(loss) before income tax for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023:

	Nine Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Income/(loss) before income tax	$1,270	$(342)	$1,612	471%

The increase in income/(loss) before income tax is primarily related to an increase in revenue of $5,563, offset by an increase in operating expenses of $2,638 and a decrease in other income/(expense) of $(1,314). The increase in revenue is related to organic growth from new and existing customers. The increase in operating expenses is primarily related to an increase in commission expense of $1,111, an increase in hosting service fees of $262, an increase in contract labor and outsourced engineering services of $443, and an increase in accounting software costs of $113. The decrease in other income/(expense) is primarily related to sale of our corporate office recognized during the nine months ended September 30, 2023 of $(1,459) offset by an increase in interest income of $66 and a decrease in interest expense of $80.

Income Tax (Provision)/Benefit

The following table reflects our income tax (provision)/benefit for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023:

	Nine Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Income tax (provision)/benefit	$(100)	$(81)	$(19)	23%

We had an income tax provision of $(100) and $(81) for the nine months ended September 30, 2024 and 2023, respectively. We had income before income taxes of $1,270 for the nine months ended September 30, 2024, compared to a loss before income taxes of $(342) for the nine months ended September 30, 2023. The income tax provision for the nine months ended September 30, 2024 and 2023, is related to minimum state tax payments.

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

In our November 6, 2024 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income, EBITDA and Adjusted EBITDA. The terms Non-GAAP net income, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income/(loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Income/(Loss) to Non-GAAP Net Income
(Unaudited, in thousands, except for per share and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
U.S. GAAP net income/(loss)	$148	$1,704	$1,170	$(423)
Share-based compensation	781	843	2,293	3,112
Acquisition related expenses	-	-	-	1
Amortization of intangible assets	755	793	2,273	2,377
Non-GAAP net income	$1,684	$3,340	$5,736	$5,067

Non-GAAP earnings per common share:
Basic	$0.06	$0.13	$0.22	$0.20
Diluted	$0.06	$0.12	$0.19	$0.18

Weighted-average common shares outstanding:
Basic	26,848,644	25,995,507	26,610,130	25,901,686
Diluted	29,857,261	27,682,764	29,827,531	27,544,993

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
U.S. GAAP net income/(loss)	$148	$1,704	$1,170	$(423)
Depreciation and amortization	829	887	2,505	2,695
Interest expense	7	36	31	111
Gain on sale of property and equipment	-	(1,459)	-	(1,459)
Interest income and other expense/(income)	(66)	50	(103)	(37)
Income tax provision/(benefit)	46	33	100	81
EBITDA	964	1,251	3,703	968
Acquisition related expenses	-	-	-	1
Share-based compensation	781	843	2,293	3,112
Adjusted EBITDA	$1,745	$2,094	$5,996	$4,081

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

Operating Results of our Cloud Telecommunications Services Segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Cloud Telecommunications Services	2024	2023	2024	2023
Service revenue	$7,953	$7,517	$23,865	$21,983
Product revenue	1,814	1,666	4,402	4,323
Total revenue	$9,767	$9,183	$28,267	$26,306
Operating expenses:
Cost of service revenue	$3,336	$3,173	$9,691	$9,312
Cost of product revenue	1,081	923	2,507	2,643
Selling and marketing	2,976	2,467	8,580	7,567
General and administrative	2,278	2,230	6,668	7,189
Research and development	134	317	661	907
Total operating expenses	9,805	9,110	28,107	27,618
Operating income/(loss)	(38)	73	160	(1,312)
Other income/(expense), net	64	1,425	104	1,360
Income/(loss) before income tax	$26	$1,498	$264	$48

Three months ended September 30, 2024 compared to three months ended September 30, 2023

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, managed IT service, and administrative fees. The following table reflects our service revenue for the three months ended September 30, 2024, compared to the three months ended September 30, 2023:

	Three Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Service revenue	$7,953	$7,517	$436	6%

The increase in service revenue is due to an increase in telecommunications services fees of $453, an increase in fees, commissions, and other, recognized over time of $99, and an increase in sales-type lease interest of $40, offset by a decrease in one-time fees, commissions and other of $156.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices, third-party equipment, and device as a service.  The following table reflects our product revenue for the three months ended September 30, 2024, compared to the three months ended September 30, 2023:

	Three Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Product revenue	$1,814	$1,666	$148	9%

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

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2024 and 2023. Backlog increased 23%, or $9,849 to $52,963 as of September 30, 2024 as compared to $43,114 as of September 30, 2023. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of July 1, 2024 and 2023, and September 30, 2024 and 2023, which we expect to recognize as revenue within the next five years (in thousands):

Cloud Telecommunications backlog as of July 1, 2024	$51,684
Cloud Telecommunications backlog as of September 30, 2024	$52,963

Cloud Telecommunications backlog as of July 1, 2023	$35,752
Cloud Telecommunications backlog as of September 30, 2023	$43,114

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, contract labor costs, customer support salaries, benefits, bonuses, and share-based compensation.  The following table reflects our cost of service revenue for the three months ended September 30, 2024, compared to the three months ended September 30, 2023:

	Three Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Cost of service revenue	$3,336	$3,173	$163	5%

The increase in cost of service revenue was primarily related to an increase in third-party telecommunication charges of $47, an increase in salaries, benefits, bonuses, and share-based compensation of $45, an increase in contract labor costs to assist with the migration of our customers to our new VIP platform of $43, and an increase in other cost of service revenue of $28.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the three months ended September 30, 2024, compared to the three months ended September 30, 2023:

	Three Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Cost of product revenue	$1,081	$923	$158	17%

The increase in cost of product revenue is primarily related to the increase in product revenue due to our organic product revenue growth.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries, benefits, bonuses, and share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, amortization of customer relationship intangible assets, the production of marketing materials, and sales support software.  The following table reflects our selling and marketing expenses for the three months ended September 30, 2024, compared to the three months ended September 30, 2023:

	Three Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Selling and marketing	$2,976	$2,467	$509	21%

The increase in selling and marketing expense is primarily related to an increase in commission expense of $342 directly related to the increase in revenue, an increase in salaries, benefits, bonuses, and share-based compensation of $100, an increase in marketing costs of $42, and an increase in other sales and marketing expense of $25.

General and Administrative

General and administrative expenses consist of salaries, benefits, bonuses and share-based compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, depreciation, amortization of intangible assets, and other administrative corporate expenses.  The following table reflects our general and administrative expenses for the three months ended September 30, 2024, compared to the three months ended September 30, 2023:

	Three Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
General and administrative	$2,278	$2,230	$48	2%

The increase in general and administrative expenses is primarily related to an increase of $77 in telecommunication fees, an increase in accounting software costs of $27 associated with service contract fees for our new accounting system, and an increase in other general and administrative expenses of $6, offset by a decrease in executive and administrative salaries, benefits, bonuses, and share-based compensation of $62.

Research and Development

Research and development expenses primarily consist of salaries, benefits, bonuses, and share-based compensation, and outsourced engineering services related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the three months ended September 30, 2024, compared to the three months ended September 30, 2023:

	Three Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Research and development	$134	$317	$(183)	-58%

The decrease in research and development expenses is primarily related to the allocation of engineering resources to the Software Solutions segment of $191 as we finalize the migration of our classic customers to our VIP platform, offset by an increase in other research and development expenses of $8.

Other Income/(Expense)

Other income/(expense) primarily relates to interest income, interest expense, net foreign exchange gains or losses, gain on the sale of property and equipment, and credit card cash back rewards.  The following table reflects our other income/(expense) for the three months ended September 30, 2024, compared to the three months ended September 30, 2023:

	Three Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Other income/(expense)	$64	$1,425	$(1,361)	-96%

The change in other income/(expense) is primarily from the gain on sale of our corporate office building during the three months ended September 30, 2023 of $1,459, offset by an increase in interest income of $69 and a decrease in interest expense of $29.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, managed IT service, and administrative fees. The following table reflects our service revenue for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023:

	Nine Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Service revenue	$23,865	$21,983	$1,882	9%

The increase in service revenue is due to an increase in telecommunications services fees of $1,541, an increase in fees, commissions, and other, recognized over time of $205, an increase in sales-type lease interest of $131, and an increase in one-time fees, commissions and other of $5.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices, third-party equipment, and device as a service.  The following table reflects our product revenue for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023:

	Nine Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Product revenue	$4,402	$4,323	$79	2%

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

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2024 and 2023. Backlog increased 23%, or $9,849 to $52,963 as of September 30, 2024 as compared to $43,114 as of September 30, 2023. Below is a table which displays the Cloud Telecommunications segment revenue backlog as of January 1, 2024 and 2023, and September 30, 2024 and 2023, which we expect to recognize as revenue within the next thirty-nine to ninety months (in thousands):

Cloud Telecommunications backlog as of January 1, 2024	$44,810
Cloud Telecommunications backlog as of September 30, 2024	$52,963

Cloud Telecommunications backlog as of January 1, 2023	$32,016
Cloud Telecommunications backlog as of September 30, 2023	$43,114

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, contract labor costs, customer support salaries, benefits, bonuses, and share-based compensation. The following table reflects our cost of service revenue for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023:

	Nine Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Cost of service revenue	$9,691	$9,312	$379	4%

The increase in cost of service revenue is primarily related to an increase in contract labor costs to assist with the migration of our customers to our new VIP platform of $175, an increase in salaries, benefits, bonuses, and share-based compensation of $110, an increase in third-party telecommunications charges of $47, and an increase in other cost of service revenue of $47.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023:

	Nine Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Cost of product revenue	$2,507	$2,643	$(136)	-5%

The decrease in cost of product revenue is primarily related to the decrease in product revenue due to eliminating the sale of low margin products.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries, benefits, bonuses, and share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, amortization of customer relationship intangible assets, the production of marketing materials, and sales support software.  The following table reflects our selling and marketing expenses for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023:

	Nine Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Selling and marketing	$8,580	$7,567	$1,013	13%

The increase in selling and marketing expense is primarily related to an increase in commission expense of $908 directly related to the increase in revenue, an increase in marketing costs of $42, an increase in salaries, benefits, bonuses, and share-based compensation of $21, and an increase in other sales and marketing expense of $42.

General and Administrative

General and administrative expenses consist of salaries, benefits, bonuses and share-based compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, depreciation, amortization of intangible assets, and other administrative corporate expenses.  The following table reflects our general and administrative expenses for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023:

	Nine Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
General and administrative	$6,668	$7,189	$(521)	-7%

The decrease in general and administrative expenses is primarily related to a decrease in executive and administrative salaries, benefits, bonuses, and share-based compensation of $744, offset by an increase of rent expense of $81 due to the leaseback of our previously sold corporate headquarters land and building, an increase in legal fees of $56 related to the filing of our Form S-3, an increase in accounting software costs of $54 associated with service contract fees for our new accounting system, and an increase in other general and administrative expenses of $32.

Research and Development

Research and development expenses primarily consist of salaries, benefits, bonuses, and share-based compensation, and outsourced engineering services related to the development of new cloud telecommunications features and products.  The following table reflects our research and development expenses for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023:

	Nine Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Research and development	$661	$907	$(246)	-27%

The decrease in research and development expenses is primarily related to the allocation of engineering resources to the Software Solutions segment of $191 as we finalize the migration of our classic customers to our VIP platform and a decrease in salaries, benefits, bonuses, and share-based compensation of $70 offset by an increase in other research and development expenses of $15.

Other Income/(Expense)

Other income/(expense) primarily relates to interest income, interest expense, net foreign exchange gains or losses, gain on the sale of property and equipment, and credit card cash back rewards.  The following table reflects our other income/(expense) for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023:

	Nine Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Other income/(expense), net	$104	$1,360	$(1,256)	92%

The change in other income/(expense) is primarily from the gain on sale of our corporate office building during the nine months ended September 30, 2023 of $1,459 and a decrease in other income of $4, offset by an increase in interest income of $80 and a decrease in interest expense of $29.

Operating Results of Software Solutions segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Software Solutions	2024	2023	2024	2023
Software solutions revenue	$5,860	$4,691	$16,331	$12,729
Operating expenses:
Cost of software solutions revenue	1,686	1,327	4,523	3,805
Selling and marketing	1,245	1,035	3,626	3,357
General and administrative	1,417	1,079	3,755	3,284
Research and development	1,339	959	3,389	2,698
Total operating expenses	5,687	4,400	15,293	13,144
Operating income/(loss)	173	291	1,038	(415)
Other income/(expense), net	(5)	(52)	(32)	25
Income/(loss) before income tax	$168	$239	$1,006	$(390)

Three months ended September 30, 2024 compared to three months ended September 30, 2023

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, professional services, and annual user group meeting fees. Software licenses are billed by the number of concurrent sessions a customer has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fixes, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training and implementation as well as custom mobile branding. The following table reflects our service revenue for the three months ended September 30, 2024, compared to the three months ended September 30, 2023:

	Three Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Software solutions revenue	$5,860	$4,691	$1,169	25%

The increase in software solutions revenue is primarily related to an increase in recurring software license and maintenance and support subscriptions of $536, an increase in in perpetual software license revenue of $493, and an increase in professional services and other revenue of $140.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2024 and 2023. Backlog increased 20%, or $4,089 to $24,408 as of September 30, 2024 as compared to $20,319 as of September 30, 2023. Below is a table which displays the software solutions segment revenue backlog as of July 1, 2024 and 2023, and September 30, 2024 and 2023, which we expect to recognize as revenue within the next thirty-nine to ninety months (in thousands):

Software solutions backlog as of July 1, 2024	$19,478
Software solutions backlog as of September 30, 2024	$24,408

Software solutions backlog as of July 1, 2023	$15,469
Software solutions backlog as of September 30, 2023	$20,319

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries, benefits, bonuses, and share-based compensation, amortization expense for developed technologies intangible assets, cost of data center hosting, third-party software, annual user group meeting costs, and outsourced services required to install and support software solutions.  The following table reflects our cost of service revenue for the three months ended September 30, 2024, compared to the three months ended September 30, 2023:

	Three Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Cost of software solutions revenue	$1,686	$1,327	$359	27%

The increase in cost of software solutions revenue is primarily related to an increase in third-party hosting service costs of $137, an increase in software costs of $125, an increase in salaries, benefits, bonuses, and share-based compensation of $89, and an increase in other cost of software solutions revenue of $8.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries, benefits, bonuses, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, annual user group meeting costs, and sales support software.  The following table reflects our selling and marketing expenses for the three months ended September 30, 2024, compared to the three months ended September 30, 2023:

	Three Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Selling and marketing	$1,245	$1,035	$210	20%

The increase in selling and marketing expense is primarily related to an increase in commission expense of $143 directly related to the increase in revenue, an increase in marketing materials and trade shows of $103, and an increase in other selling and marketing costs of $16, offset by a decrease in salaries, benefits, bonuses, and share-based compensation of $52 due to the allocation of marketing resources to the Cloud Telecommunications segment.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, amortization of trademark and trade name intangible assets, legal, rent, equipment, accounting and other professional services, consulting fees and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended September 30, 2024, compared to the three months ended September 30, 2023:

	Three Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
General and administrative	$1,417	$1,079	$338	31%

The increase in general and administrative expenses is primarily related to an increase in salaries, benefits, bonuses, and share-based compensation of $230, an increase in accounting software costs of $32 associated with service contract fees for our new accounting system, an increase in consulting fees of $21, an increase in professional service fees of $14, and an increase in other general and administrative expenses of $41.

Research and Development

Research and development expenses primarily consists of salaries, benefits, bonuses, share-based compensation, and outsourcing engineering services related to the development of our software solutions.  The following table reflects our research and development expenses for the three months ended September 30, 2024, compared to the three months ended September 30, 2023:

	Three Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Research and development	$1,339	$959	$380	40%

The increase in research and development expenses is primarily related to an increase in salaries, benefits, bonuses, and share-based compensation of $315 due to the allocation of resources from the Cloud Telecommunications segment as we finalize the migration of our classic customers to the VIP platform, an increase in outsourced engineering services expenses of $64, and an increase in other research and development expenses of $1.

Other Income/(Expense)

Other income/(expense) primarily relates to net foreign exchange gains or losses and other income and expenses. The following table reflects our other expense for the three months ended September 30, 2024, compared to the three months ended September 30, 2023:

	Three Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Other income/(expense), net	$(5)	$(52)	$47	90%

The change in other income/(expense) is primarily related to an increase in other income of $5 and an increase in foreign exchange gains of $42.

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, professional services, and annual user group meeting fees. Software licenses are billed by the number of concurrent sessions a customer has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fixes, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training and implementation as well as custom mobile branding.  The following table reflects our service revenue for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023:

	Nine Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Software solutions revenue	$16,331	$12,729	$3,602	28%

The increase in software solutions revenue is primarily related to an increase in recurring software license and maintenance and support subscriptions of $2,373, an increase in in perpetual software license revenue of $895, and an increase in professional services and other revenue of $334.

Backlog

Backlog represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2024 and 2023. Backlog increased 20%, or $4,089 to $24,408 as of September 30, 2024 as compared to $20,319 as of September 30, 2023. Below is a table which displays the software solutions segment revenue backlog as of January 1, 2024 and 2023, and September 30, 2024 and 2023, which we expect to recognize as revenue within the next thirty-nine to ninety months (in thousands):

Software solutions backlog as of January 1, 2024	$19,122
Software solutions backlog as of September 30, 2024	$24,408

Software solutions backlog as of January 1, 2023	$14,830
Software solutions backlog as of September 30, 2023	$20,319

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries, benefits, bonuses, and share-based compensation, amortization expense for developed technologies intangible assets, cost of data center hosting, third-party software, annual user group meeting costs, and outsourced services required to install and support software solutions.  The following table reflects our cost of service revenue for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023:

	Nine Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Cost of software solutions revenue	$4,523	$3,805	$718	19%

The increase in cost of software solutions revenue is primarily related to an increase in third-party hosting service costs of $262, an increase in salaries, benefits, bonuses, and share-based compensation of $220, an increase in software costs of $216, and an increase in other cost of software solutions revenue of $20.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries, benefits, bonuses, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, annual user group meeting costs, and sales support software.  The following table reflects our selling and marketing expenses for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023:

	Nine Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Selling and marketing	$3,626	$3,357	$269	8%

The increase in selling and marketing expense is primarily related to an increase in commission expense of $203 directly related to the increase in revenue, an increase in marketing materials and trade shows of $163, and an increase in other selling and marketing costs of $23, offset by a decrease in salaries, benefits, bonuses, and share-based compensation of $120 due to the allocation of marketing resources to the Cloud Telecommunications segment.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, amortization of trademark and trade name intangible asset, legal, rent, equipment, accounting and other professional services, and other administrative corporate expenses.  The following table reflects our general and administrative expenses for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023:

	Nine Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
General and administrative	$3,755	$3,284	$471	14%

The increase in general and administrative expenses is primarily related to an increase in salaries, benefits, bonuses, and share-based compensation of $359, an increase in accounting software costs of $59 associated with the service contract fees for our new accounting system, offset by a decrease in other general and administrative expenses of $53.

Research and Development

Research and development expenses primarily consists of salaries, benefits, bonuses, share-based compensation, and outsourcing engineering services related to the development of our software solutions.  The following table reflects our research and development expenses for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023:

	Nine Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Research and development	$3,389	$2,698	$691	26%

The increase in research and development expenses is primarily related to an increase in salaries, benefits, bonuses, and share-based compensation of $409 due to the allocation of engineering resources from the Cloud Telecommunications segment as we finalize the migration of our classic customers to the VIP platform, an increase in outsourced engineering services expenses of $268, and an increase in other research and development expenses of $14.

Other Income/(Expense)

Other income/(expense) primarily relates to net foreign exchange gains or losses and other income and expenses. The following table reflects our other expense for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023:

	Nine Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Other income/(expense)	$(32)	$25	$(57)	-228%

The change in other income/(expense) is primarily related to a decrease in other income of $97 offset by an increase in foreign exchange gains of $40.

Liquidity and Capital Resources

Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We finance our operations primarily through services, software solutions, and product sales to our customers. As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $15,451 and $10,347, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment, asset acquisitions, business combinations, and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

Operating Activities

Cash provided by or used in operating activities is driven by our net income/(loss), adjustments to reconcile to net cash provided by or used in operating activities, the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business. The following table reflects our net cash provided by/(used in) operating activities for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023:

	Nine Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Net cash provided by/(used in) operating activities	$4,107	$887	$3,220	363%

The net cash provided by operating activities for the nine months ended September 30, 2024 was primarily driven by non-cash expenses for depreciation and amortization of $2,505, share-based compensation of $2,293, our net income for the nine months ended September 30, 2024 of $1,170, an increase in accounts payable and accrued expenses of $695, and an increase in contract liabilities of $335, offset by an increase in contract costs of $867, an increase in prepaid expense of $819, an increase in equipment financing receivables of $585, an increase in trade receivables of $277, and an increase in inventories of $169.

The net cash provided by operating activities for the nine months ended September 30, 2023 was primarily driven by share-based compensation of $3,117, non-cash expenses for depreciation and amortization of $2,695, and a gain on disposal of property and equipment of $1,459, our net loss for the nine months ended September 30, 2023 of $423, a decrease in inventories of $207, and a decrease in other assets of $210, offset by an increase in contract costs of $994, an increase in equipment financing receivables of $770, an increase in trade receivables of $584, an increase in prepaid expenses of $560, a decrease in contract liabilities of $409, and a decrease in accounts payable and accrued expenses of $169.

Investing Activities

Cash provided by or used in investing activities is driven by the purchase of property and equipment, business combinations, and asset acquisitions.  The following table reflects our net cash provided by/(used in) investing activities for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023:

	Nine Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Net cash provided by/(used in) investing activities	$-	$3,792	$(3,792)	100%

Net cash provided by investing activities in the nine months ended September 30, 2023, primarily relates to the sale of our corporate office building located in Tempe, Arizona, which generated $3,792 in proceeds from the sale.

Financing Activities

Cash provided by or used in financing activities is driven by the proceeds from the exercise of options, taxes paid on the net settlement of stock options and RSUs, payments of contingent consideration, proceeds from finance leases and notes payable, repayments made on finance leases and notes payable, proceeds and repayments on line of credit, and proceeds from the issuance of common stock in connection with an offering. The following table reflects our net cash provided by/(used in) financing activities for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023:

	Nine Months Ended September 30,
	2024	2023	Dollar Change	Percent Change
Net cash provided by/(used in) financing activities	$1,011	$(2,324)	$3,335	144%

Net cash provided by financing activities for the nine months ended September 30, 2024 primarily relates to cash received from the exercise of stock options of $1,573, offset by repayments made on notes payable of $340, the payments of employee tax withholdings from the net settlement of stock options and RSUs of $166, and repayments made on finance leases of $56.

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

Off Balance Sheet Arrangements

As of, September 30, 2024, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Related Party Transactions

On November 1, 2022, the Company completed the acquisition of Allegiant Networks, LLC, a Kansas limited liability company (the “Allegiant Networks”) to acquire from Seller one hundred percent (100%) of the issued and outstanding shares of Allegiant Networks in exchange for (i) a cash payment at closing in the amount of $2.0 million, (ii) a three-year promissory note by the Company in favor of Seller in the amount of $1.1 million, and (iii) 2,461,538 shares of the Company’s common stock, par value $0.001 per share. In connection with this transaction, the seller Bryan Dancer, became a greater than five percent shareholder of the Company. Therefore, the three-year promissory note in the amount of $1.1 million, is considered a related party transaction. The loan agreement has a term of three (3) years with quarterly payments of Ninety-Eight Thousand Three Hundred Eighty-one Dollars ($98,381), including interest at 4.00%, beginning on April 1, 2023. As of September 30, 2024 and December 31, 2023, the outstanding balance of the related party note payable was $570 and $843, respectively. During the three months ended September 30, 2024 and 2023, the Company paid principal of $92 and $88, respectively, and interest of $6 and $10, respectively. During the nine months ended September 30, 2024 and 2023, the Company paid principal of $272 and $257, respectively, and interest of $22 and $37, respectively.

On February 1, 2024, the Company entered into a consulting agreement with Steven G. Mihaylo, Chairman Emeritus of the board of directors and a greater than five percent shareholder. In exchange for his consulting services, Mr. Mihaylo is to receive monthly consideration of $14 or $168 annually. During the three months ended September 30, 2024 and 2023, the Company paid $42 and $0, respectively, and $112 and $0 for the nine months ended September 30, 2024 and 2023, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Crexendo, Inc.

November 6, 2024	By:	/s/ Jeffrey G. Korn
Jeffrey G. Korn Chief Executive Officer

November 6, 2024	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer

