Form 10-K
period 2024-12-31
Crexendo, Inc.
filed 2025-03-04
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024:

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

———————

Crexendo, Inc.
(Exact name of registrant as specified in its charter)

———————

Nevada	001-32277	87-0591719
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

1225 West Washington Street, Tempe, AZ 85288

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $36,692.

The number of shares of the registrant’s common stock outstanding as of February 28, 2025 was 27,901,072.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

ITEM 1. BUSINESS

OVERVIEW

Crexendo, Inc. is an award-winning software technology company that is a premier provider of cloud communication platform software and unified communications as a service (UCaaS) offering, including voice, video, contact center, and managed IT services tailored to businesses of all sizes. Our cloud communications software solutions currently support over five million end users globally, through an extensive network of over 235 cloud communication platform software subscribers and our direct retail offering. Our products and services can be categorized in the following offerings:

Cloud Telecommunications Services – Our cloud telecommunications services transmit calls using IP or cloud technology, which converts voice signals into digital data packets for transmission over the Internet or cloud. Each of our calling plans provides a number of basic features typically offered by traditional telephone service providers, plus a wide range of enhanced features that we believe offer an attractive value proposition to our customers. This platform enables a user, via a single “identity” or telephone number, to access and utilize services and features regardless of how the user is connected to the Internet or cloud, whether it’s from a desktop device or an application on a mobile device or computer.

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

We generate subscription and maintenance support revenue from customer support and other supportive services. The Company offers warranties on its products. The warranty period for our licensed software is generally 90 days. Certain of the Company's warranties are considered to be assurance-type in nature and do not cover anything beyond ensuring that the product is functioning as intended. Based on the guidance in ASC 606, assurance-type warranties do not represent separate performance obligations. The Company also sells separately-priced maintenance service contracts, which qualify as service-type warranties and represent separate performance obligations. The Company does not typically allow and has no history of accepting material product returns.  Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support and bug fixes or patches. Subscription and maintenance support revenue is recognized ratably over the term of the customer support agreement, which is typically one to three years.

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

Cloud Telecommunications Services – Our cloud telecommunications service offering includes hardware, software, and unified IP or cloud technology over any high-speed Internet connection. These services are rendered through a variety of devices and communication solutions for businesses using user interfaces such as a Crexendo branded and third party desktop phones and/or mobile and desktop applications. Some examples of mobile devices are Android cell phones, iPhones, iPads or Android tablets. These services enable our customers to seamlessly communicate with others through phone calls that originate/terminate on our network or PSTN networks. Our cloud telecommunications services are powered by our proprietary implementation of standards based Web and VoIP cloud technologies. Our services use our highly scalable complex infrastructure that we build and manage based on industry standard best practices to achieve greater efficiencies, better quality of service (QoS) and customer satisfaction. Our infrastructure comprises of compute, storage, network technologies, 3rd party products and vendor relationships. We also develop end user portals for account management, license management, billing and customer support and adopt other cloud technologies through our partnerships.

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

•	Web based online portal to administer, manage and provision the system.
•	Asynchronous communication tools like SMS/MMS, chat and document sharing to keep in pace with emerging communication trends.
•	Video collaboration tools for video conferencing and meeting collaboration.

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

SEGMENT INFORMATION

The Company has two operating segments, which consist of cloud telecommunications services and software solutions. The information below is organized in accordance with our two reportable segments. Segment revenue and income/(loss) before income tax benefit/(provision) was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Revenue:
Cloud telecommunications services	$37,464	$35,152
Software solutions	23,374	18,047
Total revenue	$60,838	$53,199

	Year Ended December 31,
	2024	2023
Income/(loss) before income tax:
Cloud telecommunications services	$413	$(124)
Software solutions	1,476	(140)
Income/(loss) before income tax	$1,889	$(264)

TECHNOLOGY

We believe our proprietary implementation of standard Web, IP, Cloud, Mobile and Internet technologies represent a key component of our business model. We believe these technologies and how we deliver them to our customers distinguish our services and products from the services and products offered by our competitors. Our technology infrastructure and virtual network operation center, all of which is built and managed on industry standard computers, storage, network, data and platforms offers us greater efficiencies while maintaining scalability and redundancy. The synergies between Web and Telecommunication protocols such as TCP/IP, HTTP, XML, SIP and innovations in computing, load balancing, redundancy and high availability of Web and Telecommunications technologies offers us a unique advantage in delivering these services to our customers seamlessly from our data centers.

Our Cloud Telecommunications technology is continuously being enhanced with additional features and software functionality. Our current functionality includes:

•	High-end desktop telephony devices such as Gigabit, PoE, Color Phone with programmable buttons and lower end Monochrome 2 phones.
•

Basic Business Telephony Features such as those offered in a traditional PBX systems like extension dialing, Direct Inward Dialing (DID), Hold/Resume, Music-On-Hold, Call Transfer(Attended and Unattended), Conferencing, Local, Long Distance, Toll-Free and International Dialing, Voicemail, Auto-Attendant and traditional faxing.

•	Advanced telephony features such as Call Park, Call Pickup, Paging (through the phones), Overhead paging, Call Recording.
•	Call Center Functionality such as Agent Log In/Log Out, Whisper, Barge Call Recording, and Call center reporting.
•	Unified Communications features like Simultaneous Ring, Sequential Ring, Status based Routing (Find-Me-Follow-Me), 10-party instant conference, and Mobile application (CrexMo, VIP Mobile).
•

Crexendo’s Mobile Application which allows users to place and receive extension or external calls using Crexendo’s network, transfer and conference other users right from their mobile devices if they were in the office. It also provides users instant access to visual voicemail and call logs.

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

Our Software Solutions technology includes a full suite of Voice over Internet Protocol (VoIP)/UC features with one low cost universal license, built out either in a client's own data centers, or on our Managed Infrastructure as a Service. Our current functionality includes:

•	Carrier Grade with Geo-Redundant Reliability
•	Scalability to support communications service providers of all sizes
•	Video Conferencing and Collaboration
○	Webinars
○	Scheduling
○	Meeting Recordings
○	Content/Screen Sharing
○	Chat
•	Multi Tenant Architecture to support multiple resellers, agents and retail clients
•	Contact Center as a Service (CCaaS)
○	All-in-One Cloud Native Contact Center
○	Workforce Engagement
○	Call Recording
○	Employee Performance Management
○	Quality Assurance & Monitoring
○	Reporting, Analytics & Insights
•	Unified Communications as a Service (UCaaS)
○	PBX functionality in the Cloud
○	Natively integrated with messaging, team collaboration, meetings and contact center
○	Unified mobile and device experience
○	Full integration with Microsoft Teams
○	HD Audio
○	Call Transcription
○	Sentiment Analysis
○	Customizable Emergency Notifications
○	E911 Dynamic Routing
○	Cradle to Grave Reporting

•	Infrastructure as a Service
○	Eliminate CAPEX and startup costs
○	Slash time to market with immediacy of HW, resources, and expertise
○	Client’s own SNAPsolution running in redundant Top-tier data centers both in the US and Europe
○	Public vs Private Network Separation
○	Multi-Layer Network Security
○	Access Control Tracking and Change Control Procedures
○	Offloads operations, upgrade and maintenance to Crexendo
○	Disaster recovery and business continuity
○	Operational flexibility with on-demand scaling
○	5 “9”s service uptime reliability

RESEARCH AND DEVELOPMENT

We invested $5,552 and $4,860 for the years ended December 31, 2024 and 2023, respectively, in the research and development of our technologies and data centers. The majority of these expenditures were for enhancements to our cloud telecommunications products and services and continued development of our software solutions products.

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

•

other cloud companies such as 8x8, Inc., RingCentral, Inc., Amazon.com, Inc., DialPad, Inc., Fusion, Fuze (now part of 8x8), Sangoma (acquired Star2Star), Intermedia, Inc., OOMA, Jive Communications, Inc. (acquired by LogMeIn, Inc.), Microsoft Corporation (Microsoft Teams (formerly Skype for Business)), Mitel, Nextiva, Inc., Slack Technologies, Inc., Vonage Holdings Corp., and West Corporation;

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

The competitive landscape for our software solutions fall into two main categories, (1) other third party UCaaS platform vendors, such as Cisco, Mitel, Microsoft, Ooma, Alianza, and (2) third-party platforms hosted on service provider networks, e.g. 3CX, Ribbon, Avaya, NEC, Unify and Vodia.

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

EMPLOYEES

As of December 31, 2024, we had 185 employees; 179 full-time and 6 part-time, including 7 executives, 44 sales representatives and sales management, 9 in marketing, 33 engineers and IT support, 77 in operations and customer support, and 15 in accounting, finance, and legal.

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

Our principal executive offices are located at 1225 W. Washington Street Suite 213, Tempe, AZ 85288. The telephone number of our principal executive offices is (602) 714-8500, and our main corporate website is www.crexendo.com. Information contained on, or that can be accessed through, our website, does not constitute part of this Annual Report on Form 10-K and inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

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

We are subject to risks related to public health crises, such as the COVID-19 pandemic, or other pandemics which may occur. The COVID-19 pandemic had an adverse effect on our operating results in 2022. Our business is based on our ability to provide products and services to customers throughout the United States and around the world and the ability of those customers to use and pay for those products and services for their businesses and in their daily lives. As a result, our business, financial condition and results of operations could be materially adversely affected by a public health crisis that significantly impacts the way customers use and are able to pay for our products and services, the way our employees are able to provide services to our customers, and the ways that our partners and suppliers are able to provide products and services to us. For example, public and private sector policies and initiatives to reduce the transmission of COVID-19 and initiatives the Company took in response to the health crisis to promote the health and safety of our employees and provide critical infrastructure and connectivity to our customers, along with the related global slowdown in economic activity, resulted in slower revenue growth, increased costs and lower earnings per share and a sustained decrease in our stock price, which resulted in an impairment of goodwill of $32.1 million in 2022. In addition, such a crisis could significantly increase the probability or consequences of the risks our business faces in ordinary circumstances, such as risks associated with our supplier and vendor relationships, risks of an economic slowdown, regulatory risks, and the costs and availability of financing.

Adverse conditions in the U.S. and international economies could impact our results of operations and financial condition.

Unfavorable economic conditions, such as a recession or economic slowdown in the U.S. or elsewhere, or inflation in the markets in which we operate, could negatively affect the affordability of and demand for some of our products and services and our cost of doing business. In difficult economic conditions, business customers that we serve may delay purchasing decisions, delay full implementation of service offerings or reduce their use of services. In addition, adverse economic conditions may lead to an increased number of business customers that are unable to pay for services. Unfavorable economic conditions could also amplify other risk factors discussed herein, including, but not limited to, our competitive position and margins. Over the last three years, as a result of the inflationary environment in the U.S., we experienced increases in our direct costs, including electricity and other energy-related costs for our network operations, and transportation and labor costs. We expect the inflationary environment and related pressures to continue into 2025. In that case and if other unfavorable economic conditions continue or worsen, they could have a material adverse effect on our results of operations and financial condition.

The US economy has been strong, however there is a possibility of a recession or increase in inflation.  If Inflation rises the Federal Reserve may not continue to reduce rates any further or may raise them and these factors may negatively affect our business.

The economy has been strong; however, interest rates are still high and rate reductions are uncertain and there is a risk of a recession which may cause substantial disruption in our sales and results. Of particular concern is (1) impact of market downturn on sales; (2) impact of uncertain capital markets; (3) rising interest rates; and (4) the impact of inflation. Those issues, together with other uncertainties based on the economy may cause customers to cease operations, reduce spending by our customers, have customers defer purchase decisions and or reduce spending. All of those factors may have a material adverse effect on our business, results of operations, or financial condition.

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

Any one of the factors above, or the cumulative effect of some or all of the factors referred to above, may result in significant fluctuations in our quarterly and annual results of operations. This variability and unpredictability could result in our failure to meet the expectations of research analysts or investors for any period, which could cause our stock price to decline. We sustained operating losses in 2023 and may experience losses in the future. In addition, a significant percentage of our operating expenses is fixed in nature and is based on forecasted revenues trends. Accordingly, in the event of revenue shortfalls, we may not be able to mitigate the negative impact on net income/(loss) and margins in the short term. If we fail to meet or exceed the expectations of research analysts or investors, the market price of our shares could fall substantially, and we could face costly lawsuits, including securities class-action suits. This may also impair our ability to raise capital, should we seek to do so.

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

We operate primarily in the United States, and we have been expanding our presence on the software solutions business worldwide, particularly in English speaking areas such as; Europe, Australia, and Canada. While non-US revenue has not been material to our business, that segment of our business has been expanding and may become material in 2025. Our business, revenues and profitability are impacted by global macroeconomic conditions. Our success is affected by general economic and market conditions, including, among others, inflation rate fluctuations, trade wars, interest rates, supply chain constraints, lower consumer confidence, volatile equity capital markets, tax rates, economic uncertainty, political uncertainty, changes in laws, and trade barriers and sanctions. In addition, such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. Further, any U.S. federal government shutdown which may occur due to not having budget appropriations and other budgetary decisions limiting or delaying government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets.

Unfavorable economic conditions could increase our operating costs and because our typical contracts with customers lock in our price for multiple years, our profitability could be negatively affected. Geopolitical destabilization could impact global currency exchange rates, supply chains, trade and movement of resources as well as the price of commodities.

The United States may very likely impose trade restrictions and tariffs on equipment we use, particularly from China and Canada. An increase in costs or limitation on our ability to source equipment including telephones and ancillary equipment may affect our results from operations as well as results and our stock price.

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

Regulatory Risks in International Expansion.

Crexendo’s expansion into international markets may expose the company to different telecommunications laws, tax regulations, and political risks, such as trade restrictions or economic sanctions. Missteps in compliance could result in significant fines or restrictions on operations.

We cannot be certain that we will be able to achieve or maintain operating profitability in the future.

We have in the past sustained operating losses and may have losses again in the future. We expect to invest in sales and marketing, engineering, design, and research and development, among other areas of our business. We are incurring duplicative costs in running data centers which will be migrated to the Oracle Cloud Infrastructure (OCI) which we expect will enable us to more successfully compete for the business of companies that are transitioning to cloud communications and otherwise position ourselves to take advantage of long-term revenue-generating opportunities.

The investments we have made and will continue to make may not generate the returns that we anticipate, which could adversely impact our financial condition and make it more difficult for us to grow revenue and/or maintain GAAP profitability. In order to achieve or maintain profitability, we will need to manage our cost structure more efficiently, not incur significant liabilities, while continuing to grow our revenues. Despite these efforts, our revenue growth may slow, revenues may decline, or we may incur significant losses in the future due to economic and world conditions, downturn in general economic conditions, increasing competition (including competitive pricing pressures), decrease in the adoption or sustained use of cloud communications market, exiting lines of business, or our inability to execute on business opportunities. We cannot be certain that we will be able to achieve or maintain operating profitability in the future.

We expect to undertake additional acquisitions, the cost of which may affect profitability in certain quarters and for periods after the closing of the acquisition.

Our future operating results, including revenues, expenses, profits and losses may vary substantially from period to period and may be difficult to predict.

We stopped paying a quarterly dividend in April 2023, the Company may consider a dividend in the future if there do not appear to be accretive acquisitions in 2025.

We stopped paying a quarterly dividend in April 2023. The Cash position of the Company and revenue generation has changed materially since that time. The Board may consider a dividend if it appears unlikely the Company will make accretive acquisitions in 2025. There is, however, no assurance that we will start paying a dividend again in the near term.  Any determination to pay dividends to the Company’s stockholders in the future will be at the discretion of the board of directors and will depend on the Company's results of operations, financial condition and other factors deemed relevant by the board of directors.

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

As of December 31, 2024, we had net operating loss (“NOL”) carry-forwards of approximately $17,372. Section 382 of the Internal Revenue Code, as amended (the “Code”) imposes limitations on a corporation’s ability to utilize its NOL carry-forwards. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Any limited amounts may be carried over into later years, and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the recognition period). Future changes in ownership of more than 50% may also limit the use of these remaining NOL carry-forwards. Our earnings, if any, and cash resources would be materially and adversely affected if we cannot receive the full benefit of the remaining NOL carry-forwards. An ownership change could occur as a result of circumstances that are not within our control.

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

Impact of AI and Automation on Core Business.

As automation continues to transform the UCaaS providers, VoIP and software industries, Crexendo must adopt new AI-driven solutions to remain competitive both from the Software Solutions division as well as our Telecom Service Division. Failure to do so may render certain products and services redundant, while over-reliance on automation could lead to service disruptions or job cuts that harm the company’s public image.

Limited Patents and Intellectual Property Protection.

Crexendo's reliance on proprietary technology without extensive patent protection may make the company vulnerable to intellectual property disputes and imitation by competitors.

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

Our Software Solutions division competes against numerous competitors including established well-financed competitors.

The success of our Software Solutions division depends on a number of factors, including but not limited to acceptance of the functions and features we provide. We face numerous competitors which range in size from diversified global companies with significant research and development resources to small, specialized firms whose narrower product lines may let them be more effective in deploying technical, marketing, and financial resources. Barriers to entry into many of our businesses are low and many of the areas in which we compete evolve rapidly with changing and disruptive technologies, shifting user needs, and frequent introductions of new products and services. Our ability to remain competitive depends on our success in making innovative products, devices, and services that appeal to businesses and consumers.

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

The Software Solutions Division previously sold licenses primarily as a “perpetual” license. We are now selling more subscriptions based licenses on a monthly recurring revenue model, how the sale is structured may affect results on a quarter-to-quarter basis.

The Software Solutions division sells both perpetual licenses as well as a subscription model with monthly recurring revenue. The Service Provider Partners license the core NetSapiens Platform and host it themselves or have us host it on their behalf.  The size of such a license is dictated by the Service Provider’s capacity requirements and business objectives (e.g. number of customers they plan to service, etc.). They choose one of two commercial options for licensing the core platform, namely purchase or subscription. The purchase option allows the customer to make an initial investment to procure a small license to begin its contractual relationship with the Company, with monthly maintenance and support fees along with other monthly services that the customer typically procures. The subscription option is a much lower upfront start-up cost and a monthly subscription fee based on an initial committed capacity followed by increases in subscription charges based on increased utilization. Providing a choice of commercial licensing options has and continues to be a competitive advantage but is subject to variances in quarterly revenue and is less certain than a recurring revenue model. The Company continues to promote the subscription option while still selling the purchase option. The Company maintains both models as it finds it is a competitive driver and to the best of our knowledge not offered by other service providers. If the shift to a subscription model becomes pronounced, it may initially cause quarterly revenue to be reduced during the transition period, but it is expected to increase total contract value and provide a more predictable revenue model on a go-forward basis.

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

Increasing Complexity in Managed Service Offerings

Crexendo's Managed Service Provider (MSP) division may face challenges in scaling services, managing cybersecurity risks, and meeting the increasing expectations of customers. High turnover in MSP clients or failure to deliver consistent service quality could negatively impact revenue and reputation. In addition, margins on MSP services tend to be lower than on UCaaS services and on the Software Solutions Divisions which can lower our total margins and can have a deleterious effect on our performance, results and stock price.

Cyber-attacks impacting our networks or systems could have an adverse effect on our business.

Cyber-attacks, including through the use of ransomware and other forms of malware, distributed denial of services attacks, credential harvesting, social engineering and other means for obtaining unauthorized access to or disrupting the operation of our networks and systems and those of our suppliers, vendors and other service providers, could have an adverse effect on our business. Cyber-attacks may cause equipment failures, loss of information, including sensitive personal information of customers or employees or valuable technical and marketing information, as well as disruptions to our or our customers’ operations. Cyber-attacks against companies, including Crexendo, have increased in frequency, scope and potential harm in recent years. They may occur alone or in conjunction with physical attacks, especially where disruption of service is an objective of the attacker. The development and maintenance of systems to prevent such attacks is costly and requires ongoing monitoring and updating to address their increasing prevalence and sophistication. While, to date, we have not been subject to cyber-attacks that, individually or in the aggregate, have been material to Crexendo's operations or financial condition, the preventive actions we take to reduce the risks associated with cyber-attacks, including protection of our systems and networks, may be insufficient to repel or mitigate the effects of a cyber-attack in the future. The UCaaS infrastructure is particularly vulnerable to specific types of cyberattacks, such as SIP-based attacks, fraud, and eavesdropping. A breach in this infrastructure could disrupt customer communications and lead to financial losses.

The inability to operate or use our networks and systems or those of our suppliers, vendors and other service providers as a result of cyber-attacks, even for a limited period of time, may result in significant expenses to the Company and/or a loss of market share to our competitors. The costs associated with a cyber-attack on the Company could include expensive incentives offered to existing customers and business partners to retain their business, increased expenditures on cybersecurity measures and the use of alternate resources, lost revenues from business interruption and litigation. Further, certain of Crexendo’s businesses, such as those offering software solutions and infrastructure and cloud services to business customers, could be negatively affected if our ability to protect our own networks and systems is called into question as a result of a cyber-attack. In addition, a compromise of security or a theft or other compromise of valuable information, such as financial data and sensitive or private personal information, could result in lawsuits and government claims, investigations or proceedings. Any of these occurrences could damage our reputation, adversely impact customer and investor confidence and result in a material adverse effect on the Company’s results of operation or financial condition.

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

Our ability to provide cloud telecommunications services is dependent upon our physical and cloud-based infrastructure. While our physical equipment required for providing these services is redundant in nature, certain types of failures or malfunctioning of critical hardware/software equipment, including but not limited to fire, water or other physical damage may impact our ability to deliver continuous service to our customers, while there are redundancies, there is no guarantee that the system will operate as planned to provide back up in the event of an outage. Acts of God or terrorism or vandalism or negligence or gross negligence including failure to properly update and maintain infrastructure may result in loss of revenue, profitability and failure to retain and acquire new customers.

Our ability to recover from disasters or failures, if and when they occur, is paramount to offering continued service to our existing customers. We maintain a redundant physical infrastructure for disaster recovery. This system does not guarantee continued reliability if a catastrophic event occurs. Despite the implementation of network security measures, our servers may be vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems including, but not limited to, denial of service attacks. In addition, if there is a breach or alleged breach of security or privacy involving our services including but not limited to data loss, or if any third party undertakes illegal or harmful actions using our communications or e-commerce services, our business and reputation could suffer substantial adverse publicity and impairment. We have experienced interruptions in service in the past. We have taken and continue to take steps to improve our infrastructure to prevent service interruptions.

In addition to our physical infrastructures, we have cloud infrastructure deployments with Amazon Web Services (“AWS”) and Oracle Cloud Infrastructure (“OCI”) which are intended to provide continuous service to our customers in the event of a disaster or failure of our physical infrastructures. If we fail to properly maintain our infrastructure or our third-party service providers fail to maintain these facilities properly, or fail to respond quickly to problems, our customers may experience service interruptions. The failure to properly maintain services may result in negative consequences to us including but not limited to: (i) cause a material loss of customers, (ii) adversely affect our reputation, (iii) cause negative publicity, (iv) negatively impact our ability to acquire customers, (v) negatively impact our revenue and profitability, (vi) potential law suits for not reaching E-911 services, and (vii) potential law suits for loss of business and loss of reputation.

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

Migration to Oracle Cloud Infrastructure

We are in the process of migrating from our own physical data centers to the Oracle Cloud Infrastructure (OCI). While this transition is expected to improve operational efficiency, scalability, and cost-effectiveness in the long term, migration presents several risks and challenges including duplicate costs during migration. During the migration period, we will incur duplicate costs as we continue to operate and maintain our existing physical data centers while simultaneously building and utilizing the Oracle Cloud Infrastructure. These overlapping expenses may negatively impact our short-term profitability and cash flow. Additionally, unanticipated delays in the migration process could extend the period of duplicate costs, further straining our financial results.

Risks Associated with Relying on Oracle Cloud

●

Vendor Dependence: Shifting critical infrastructure to Oracle Cloud makes us reliant on Oracle's technology, service quality, and financial stability. Any disruptions, such as outages or service degradations, in Oracle's cloud infrastructure could directly impacts our ability to deliver reliable services to our customers;

●

Cost Uncertainty: While cloud services are typically scalable, costs can increase unexpectedly due to changes in usage patterns, unforeseen demand spikes, or price adjustments by Oracle. Over time, these costs may erode the anticipated financial benefits;

●

Limited Control: Unlike physical data centers that we manage internally, the Oracle Cloud platform is controlled by Oracle, limiting our ability to customize or directly address issues within the infrastructure. This reduced control could delay problem resolution and affect our ability to respond to customer needs promptly;

●

Security and Compliance Risks: While Oracle Cloud is designed with robust security features, migration to a third-party cloud platform introduces additional risks related to data security, privacy, and regulatory compliance. Any vulnerabilities or breaches in Oracle's systems could result in data loss, reputational damage, and potential legal liabilities for Crexendo;

●

Service and Support Risks: The success of our cloud migration depends on Oracle’s ability to provide consistent, high-quality support. Any delays, inadequacies, or failures in Oracle's support services could hinder our migration efforts and disrupt our operations;

●

Exit Risks: In the event that Oracle Cloud no longer meets our business needs, transitioning away from Oracle to another provider or back to an on-premises solution could involve significant time, cost, and operational risk.

Operational Risks During Migration

The migration process itself involves significant technical and operational risks. Challenges include data migration errors, potential service outages, and ensuring compatibility between our existing systems and Oracle's infrastructure. Any disruptions during migration could negatively impact on our customers, damage our reputation, and lead to potential revenue loss or customer attrition.

Long-Term Dependence on Oracle's Business Strategy

Oracle’s future decisions regarding pricing, technology offerings, or strategic priorities may directly impact our operations and profitability. For example, changes in Oracle’s product roadmap, withdrawal of certain features, or discontinuation of services could force us to make additional investments or modifications to our infrastructure.

While we believe that the transition to Oracle Cloud will provide significant long-term benefits, the migration process and reliance on Oracle Cloud introduce substantial risks. These risks, if not effectively managed, could adversely affect our financial condition, operations, and customer relationships.

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

We will have to acquire new customers in order to increase revenues. We incur significant costs to acquire new customers, and those costs are an important factor in determining our profitability. Therefore, if we are unsuccessful in retaining customers or are required to spend significant amounts to acquire new customers beyond those budgeted, our revenue could decrease, which could prevent us from reaching profitability and have our net loss increase. Marketing expenditure is an ongoing requirement and will become a larger ongoing requirement of our business as we strive to acquire new customers.

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

Our success depends on our continued ability to establish and maintain a network of channel relationships, including but not limited to strategic partners, agents, and master agents. We need to properly manage and expand these relationships. These relationships are essential both in targeting our strategic base and expanding into the enterprise market. We believe we will need to expand our network in order to grow our business. An increasing portion of our revenues are and maybe derived from our network of resellers. We do not have long-term contracts with these resellers, nor do most of our contracts require minimum commitment on the part of resellers. The loss of or reduction in sales through these third parties could materially reduce our revenues. Many of our competitors also rely on resellers and there may be intense completion regarding their sales, attention, and commitment.  Competitors may be able to transition some or all of those customers onto their competing solutions, which could materially and adversely affect our revenues.

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

We depend on several third-party providers to provide uninterrupted and error-free service to maintain our operations and to provide managed services. We do not have control over these providers, and some of these providers may be our competitors. We may be subject to interruptions or delays in their service and our reputation and business may be harmed. The failure of any of these third party service providers to properly maintain services may result in negative consequences to us including but not limited to: (i) cause a loss of customers, (ii) adversely affect our reputation, (iii) cause negative publicity, (iv) negatively impact our ability to acquire customers, (v) negatively impact our revenue and profitability, (vi) potential law suits for not reaching E-911 services, and (vii) potential law suits for loss of business and loss of reputation. These third-party providers include:

•

Internet Bandwidth Providers. We may be subject to interruptions or delays in network service. If we fail to maintain reliable bandwidth or performance that could significantly reduce customer demand for our services and damage our business. Our cloud telecommunications service (and to a lesser extent our e-commerce services) requires our customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer’s Internet service provider and electric utility company and not by us. The quality of some broadband Internet connections may be too poor for customers to use our services properly. In addition, if there is any interruption to a customer’s broadband Internet service or electrical power supply, that customer will be unable to make or receive calls, including emergency calls (our E-911 service), using our service. In addition, internet backbone providers may be able to block, degrade or charge for access to, or the bandwidth use of certain of our products and services which could have a negative effect on our services and could lead to additional expenses and the loss of users. Our products and services depend on the ability of our users to access the Internet, and many of our services require significant bandwidth to work effectively. Further, customers who access our mobile applications Crexmo© and Crexendo VIP mobile (or future application) through their smartphones must have a high-speed connection, to use our services. This access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace some of these providers offer products and services that directly compete with our own offerings, which give them a significant competitive advantage.

•

Tier 1 and non-Tier 1 Telecom suppliers for Telecom Origination and Termination Services. We depend on these companies to provide telecom services, sourcing of Direct Inward Dialing (DID) numbers, porting of numbers and delivering telephone calls from and to endpoints and devices on our network. If we fail to maintain reliable connectivity or performance with our upstream carriers it could then significantly reduce customer demand for our services and damage our business.

17

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

Vendor Concentration Risks.

Crexendo depends on a limited number of vendors for critical services, including VoIP hardware, telecom infrastructure, and software components. The loss of a key vendor could disrupt operations and require costly adjustments.

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

We have sold and will continue to attempt to sell to certain customer segments which may have requirements for additional privacy or security. In addition, sales may be made to customers that are subject to additional security requirements. Selling into segments with additional requirements increases potential liability, which in some instances may be unlimited. While the Company believes it meets or exceeds all requirements for sales into such segments, there is no assurance that the Company systems fully comply with all requirements. Our customers can use our services to store contact and other personal or identifying information, and to process, transmit, receive, store and retrieve a variety of communications and messages, including information about their own customers and other contacts. In addition, customers may use our services to store protected health information, or PHI, that is protected under the Health Insurance Portability and Accountability Act, or HIPAA. Noncompliance with laws and regulations relating to privacy and HIPAA may lead to significant fines, penalties or civil liability.

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

On January 4, 2018, the FCC, released an order that largely repeals rules that the FCC had in place which prevented broadband internet access providers from degrading or otherwise disrupting a broad range of services provisioned over consumers’ and enterprises’ broadband internet access lines. The order was recently found by a Court to be defective and invalidated. There will be appeals and the Supreme Court has not ruled on the validity. Until the ruling is settled, or efforts in Congress to prevent the order from becoming effective becomes law the rule remains unsettled. Many of the largest providers of broadband services, like cable companies and traditional telephone companies, have publicly stated that they will not degrade or disrupt their customers” use of applications and services, like ours. However, there is no guarantee that they will continue to do such. If such providers were to degrade, impair, or block our services, it would negatively impact our ability to provide services to our customers, likely result in lost revenue and profits, and we would incur legal fees in attempting to restore our customers' access to our services. Broadband internet access providers may also attempt to charge us or our customers additional fees to access services like ours that may result in the loss of customers and revenue, decreased profitability, or increased costs to our offerings that may make our services less competitive. Following the adoption of the January 4, 2018 order, a number of states have passed laws establishing rules similar to those that existed prior to the effective date of the January 4, 2018 order. States have adopted a variety of approaches in attempting to preserve the rules in place prior to the order. We however cannot rely on those laws as there is legal uncertainty as to whether states that have passed such laws have the authority to do so if such laws as they could be interpreted to conflict with the January 4, 2018 order.

States are adding regulations for VoIP providers which could increase our costs and change certain aspects of our service.

Certain states take the position that offerings by VoIP providers are intrastate and therefore subject to state regulation. We have registered as a competitive local exchange carrier (“CLEC”) in most states; however, our rates are not regulated in the same manner as traditional telephone service providers. Some states also require that we register as a seller of VoIP services even though we have registered as a CLEC. Some states argue that if the beginning and desktop devices of communications are known, and if some of these communications occur entirely within the boundaries of a state, the state can regulate that offering and may therefore add additional taxes or surcharges or regulate rates in a similar matter to traditional telephone service providers. We believe that the FCC has pre-empted states from regulating VoIP providers in the same manner as providers of traditional telecommunications services. We cannot predict how this issue will be resolved or its impact on our business at this time.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added, or similar taxes, and any such assessments could adversely affect our business, financial condition, and results of operations.

Jurisdictions in which we do not collect sales, use, value added, or similar taxes on VoIP services or other products may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and may be required to collect such taxes in the future. Such tax assessments, penalties, interest, or future requirements would adversely affect our financial condition and results of operations. Further, in June 2018, the Supreme Court held in South Dakota v. Wayfair, Inc. that states could impose sales tax collection obligations on out-of-state sellers even if those sellers lack any physical presence within the states imposing the sales taxes. Under Wayfair, a person requires only a “substantial nexus” with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states (both before and after the publication of Wayfair) have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state sellers. The Supreme Court’s Wayfair decision has removed a significant impediment to the enactment and enforcement of these laws, and it is possible that states may seek to tax out-of-state sellers on sales that occurred in prior tax years, which could create additional administrative burdens for us, put us at a competitive disadvantage if such states do not impose similar obligations on our competitors, and decrease our future sales, which would adversely impact our business, financial condition, and results of operations.

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

The growth of our business may require that we strengthen our financial reporting systems and infrastructure and if we fail to do so we may not remain in compliance with Section 404 of the Sarbanes-Oxley Act over internal control over financial reporting. If we fail to maintain compliance, we could be unable to report our financial results timely and accurately or prevent fraud. We may incur significant expenses and devote substantial management effort toward strengthening our systems.

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

In addition, the market for telecommunication stocks and the stock markets in general have experienced extreme price and volume fluctuations. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. The COVID-19 pandemic has also caused significant uncertainty and volatility in global and domestic financial markets and the trading prices for the common stock of technology companies, including us. In the past, stockholders instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and adversely affect our business, financial condition, and results of operations.

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

The market price of our common stock could decline as a result of a merger, acquisition, or sales of a large number of shares of our common stock in the market or the perception that these sales could occur. Such sales or offerings could lower the market price for our common stock and may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We may issue shares as part of a merger transaction, an acquisition or otherwise sell additional shares of our common stock or equity-linked securities to raise capital. A substantial number of shares of our common stock could be registered and issued. Furthermore, there are substantial amounts of vested stock options which are “in the money” which could be exercised and sold in public markets. The Company continues to expect to issue stock options as part of compensation. The Company further expects to request a new equity incentive plan be to accommodate additional stock options to allow the Company to properly incorporate any mergers or acquisitions. There may be further effect on our stock price upon the vesting and settlement of restricted stock units and performance units. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price for our common stock. The issuance and sale of substantial amounts of common stock or equity-linked securities as in this offering, or the perception that such issuances and sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through the sale of additional equity or equity-linked securities. Additional dilution will also result as a consequence of shares of common stock sold pursuant to potential future offerings as well as if outstanding options to acquire shares of our common stock are exercised.

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

Steven G. Mihaylo, who was previously our Chief Executive Officer and former Chairman of the Board of Crexendo, Inc., owns approximately 43% of the outstanding shares of our common stock based on the number of shares outstanding as of December 31, 2024. Mr. Mihaylo may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, amalgamation, consolidation or sale of all or substantially all of our assets. Mr. Mihaylo may have the ability to control the management and affairs of our Company. As a “control company” it may not be required that the Company maintains a board comprising a majority of independent directors. Mr. Mihaylo remains a director and as such, Mr. Mihaylo owes a fiduciary duty to our stockholders. As a stockholder, Mr. Mihaylo is entitled to vote his shares, in his own interests, which may not always be in the interests of our stockholders generally. Accordingly, even though certain transactions may be in the best interests of other stockholders, this concentration of ownership may harm the market price of our common stock by, among other things, delaying, deferring or preventing a change in control of our Company, impeding a merger, amalgamation, consolidation, takeover or other business combination involving our Company, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

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

The substantial purchase price of our acquisition of both NetSapiens and Allegiant involved the issuing of our common stock. The lock up period for the purchase of both companies has expired. The stock issued in the Allegiant acquisition has been subsequently sold on the open market. The NetSapiens employees who acquired the stock may sell their shares on the open market, which may depress our stock price. Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock.

In the NetSapiens transaction the Company issued approximately 4,482,328 stock options to NetSapiens employees. At December 31, 2024, approximately 2,627,321 remain available for conversion. Many of the options have an exercise price under $1.00, so there is no impediment to convert those options to commons shares of Crexendo stock. The right to exercise the options expires between March 11, 2026 through January 4, 2031. If the stock options were converted in a “net settlement exercise” there would be considerable cost associated with the tax payments which would be borne by the Company which could negatively affect our cash balance, which in turn could negatively affect the stock prices for shares of the Company. If some or all of the options were exercised in a net settlement exercise at the same time, it could negatively affect the stock price for shares of the Company.

There is no guarantee that Crexendo and recently acquired companies will fully integrate operations or failure to properly manage the acquisitions could impact financial results and our stock price.

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

Post-Acquisition Integration Risks of new Acquisitions.

The integration of future acquisitions may not go as planned, resulting in operational inefficiencies, cultural conflicts, and failure to achieve anticipated synergies. If that occurs it would negatively impact our results of operation and profitability.

We are planning to migrate most of Crexendo’s customers to the Crexendo Software Solutions communication platform, failure to do that efficiently and properly may impact our business revenue and stock price.

We are continuing the process of moving certain Crexendo customers to the Crexendo Software Solutions VIP communication platform while retaining some customers on the Crexendo Ride the Cloud® classic system. There can be significant cost savings associated with consolidating all customers on one communication platform. The failure to properly migrate customers could cause customer service issues which could cause cancellations and loss of revenue. There may be expenses and other difficulties involved in migrating customers, which may cause substantial short-term expenses prior to realizing the anticipated cost savings from primarily operating one system. We may be unable to realize the efficiencies of primarily maintaining one communication platform.

Crexendo may have difficulty attracting, motivating and retaining executives and other key employees.

Crexendo may have difficulty in attracting, retaining and motivating key personnel. Executives from acquired companies own substantial shares of our common stock and/or have stock option grants, the payment from which could provide sufficient financial incentive for certain officers and employees to no longer pursue employment. If key employees depart, we may have to incur significant costs in identifying, hiring and retaining replacements for departing employees, which could reduce our ability to realize the anticipated benefits of the Merger. The telecommunications and technology industries face stiff competition for top talent. Failure to attract and retain skilled professionals, especially in engineering, sales, and management, could hinder Crexendo’s growth and innovation.

Crexendo’s business relationships, including customer relationships, may be subject to disruption due to Acquisitions.

Parties with which Crexendo does business may experience uncertainty associated with acquisitions and business relationships may be subject to disruption as customers and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than Crexendo. These disruptions could have an adverse effect on the businesses, financial condition, results of operations or prospects of the combined business.

The market price of our Common Stock after recent and future acquisitions may be affected by factors different from those affecting our common stock currently. The market price of our common stock may decline as a result of acquisitions.

The businesses of Crexendo and NetSapiens differ, the business of Allegiant differs as they are a MSP,  and provide cabling services, future acquisitions may have different lines of business and, accordingly, the results of operations and the market price of our common stock following the acquisitions and the combination of the businesses may be affected by factors different from those currently affecting the independent results of operations and market prices of common stock of each of the parties if they were stand alone. The market price of our common stock may decline as a result of the acquisitions if, among other things, we are unable to achieve growth in earnings or, if we incur expenses in excess of what is anticipated, or we otherwise fail to achieve anticipated operational efficiencies. The market price also may decline if we do not achieve the perceived benefits of the acquisitions as rapidly or to the extent anticipated by the investment community or if the effect of the acquisitions on our financial results is not consistent with the expectations of the investment community. There may be substantial selling of stock by stockholders who received shares of Crexendo stock in the acquisitions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

As a technology vendor within the hosted services segment, Crexendo understands the importance of cybersecurity and data privacy. To proactively protect against related threats, and to be fully prepared for timely and effective response in case of an incident, a comprehensive program has been put in place leveraging the following:

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

The plans are reviewed annually for enhancements and inter-department alignment. Tabletop exercises are conducted to measure the effectiveness of the plan and any findings are factored in towards further revisions of the plans.

Security Awareness – Employee awareness towards potential threats and how to steer clear of any phishing or social engineering attacks, is a critical element that governs efficacy of any cybersecurity measures. To that end, Crexendo subscribes to periodic security awareness training, and mock tests for all employees and contractors. Employees and contractors are evaluated for timely completion of the training, on corresponding quiz scores, and based on how they fare tackling mock phishing emails. Worse than minimum required scores trigger actions to guide the person towards better security awareness and thereby score. Disciplinary actions are in store for employees/contractors who still fail to secure the minimum required score.

Risk Management – Crexendo has instituted a security team that is responsible for security/compliance strategy and corporate governance policies. The team makes sure that implemented SOC2 controls are supported by complementing processes and procedures.

Cybersecurity risk is managed through effective inter-department cooperation towards assessing and remediating risks ranging across corporate IT, software development, software quality process, production network architecture and deployment, and data security/privacy.

Crexendo relies on several third-party vendors and contractors in order to provide products and services to its customers as well as to augment the resource pool. On an annual basis, all significant third-party vendors and subservice organizations are assessed for any applicable cybersecurity or service availability risks. Vendors and contractors with access to sensitive data and/or information are expected to meet certain information security requirements.

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

For more information on the risks from cybersecurity threats that we face, refer to “Risk Factors — Operational Risks — Cyber-attacks impacting our networks or systems could have an adverse effect on our business” in Part I, Item 1A of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

Our corporate office consists of approximately 15,054 square feet of office space located at 1225 W. Washington Street, Tempe, Arizona 85288. We also have offices located in San Diego, California, and Overland Park, Kansas. Our San Diego office space is located at 8910 University Center Lance, Suite 400, San Diego, CA 92122, and our Overland Park, Kansas office space is located at 10983 Granada Lane, Suite 300, Overland Park, KS 66211. We maintain tenant fire and casualty insurance on our assets located in these buildings at an amount that we deem adequate.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we receive inquiries from federal, state, city and local government officials as well as the FCC and taxing authorities in the various jurisdictions in which we operate. These inquiries and investigations related primarily to our discontinued seminar operations and concern compliance with various city, county, state, and/or federal regulations involving sales, representations made, customer service, refund policies, services and marketing practices. We respond to these inquiries and have generally been successful in addressing the concerns of these officials and authorities, without a formal complaint or charge being made, although there is often no formal closing of the inquiry or investigation. There can be no assurance that the ultimate resolution of these or other inquiries and investigations will not have a material adverse effect on our business or operations, or that a formal complaint will not be initiated. We also receive complaints and inquiries in the ordinary course of our business from both customers and governmental and non-governmental bodies on behalf of customers, and in some cases these customer complaints have risen to the level of litigation. There can be no assurance that the ultimate resolution of these matters will not have a material adverse effect on our business or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock began trading on the NYSE - MKT on August 16, 2004 under the symbol “IIG.” In May 2011, our stockholders approved an amendment to our Certificate of Incorporation to change our name from "iMergent, Inc." to "Crexendo, Inc." The name change was effective May 18, 2011. Our ticker symbol "IIG" on the New York Stock Exchange was changed to “EXE” on May 18, 2011. On January 13, 2015, the Company moved to the OTCQX Marketplace and our ticker symbol was changed to “CXDO”.  On July 8, 2020, the Company uplisted to The Nasdaq Stock Market keeping our ticker symbol “CXDO”. The following table sets forth the range of high and low sales prices as reported on the Nasdaq Stock Market for the periods indicated.

	High	Low
Year Ended December 31, 2024
October to December 2024	$6.29	$4.28
July to September 2024	5.45	3.01
April to June 2024	5.40	2.92
January to March 2024	7.59	4.18
Year Ended December 31, 2023
October to December 2023	$5.66	$1.54
July to September 2023	2.55	1.49
April to June 2023	2.01	1.24
January to March 2023	2.15	1.54

SECURITY HOLDERS

As of December 31, 2024, there were 148 shareholders of record of our common stock. The majority of the shares are held by DTC FAST, a nominee of The Depository Trust Company. This number of record holders does not include beneficial holders whose shares are held in “street name,” meaning that the shares are held for their accounts by brokers or other nominees. In these instances, the brokers or other nominees are included in the number of record holders, but the underlying beneficial holders of the common stock held in “street name” are not.

DIVIDENDS

                Our Board of Directors declared the following dividends payable in 2024 and 2023 (in thousands):

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
March 14, 2023	March 31, 2023	$0.005	$130	April 11, 2023

The declaration of dividends is solely at the discretion of our Board of Directors, which may change or terminate our dividend practice at any time for any reason without prior notice. On March 14, 2023, our Board of Directors cancelled the quarterly dividends.

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

Our Cloud Telecommunications service revenue increased 7% or $2,181 to $31,849 for the year ended December 31, 2024 as compared to $29,668 for the year ended December 31, 2023. Our Cloud Telecommunications product revenue increased 2% or $131 to $5,615 for the year ended December 31, 2024 as compared to $5,484 for the year ended December 31, 2023.

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

Our Software solutions revenue increased 30%, or $5,327 to $23,374 for the year ended December 31, 2024, compared to $18,047 for the year ended December 31, 2023.

Results of Consolidated Operations

The following discussion of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included herein this Annual Report.

Results of Consolidated Operations (in thousands, except for per share amounts)

	Year Ended December 31,
Consolidated	2024	2023
Service revenue	$31,849	$29,668
Software solutions revenue	23,374	18,047
Product revenue	5,615	5,484
Total revenue	60,838	53,199
Income/(loss) before income tax	1,889	(264)
Income tax benefit/(provision)	(212)	(98)
Net income/(loss)	1,677	(362)
Basic earnings per common share	$0.06	$(0.01)
Diluted earnings per common share	$0.06	$(0.01)

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Consolidated	2024	2024	2024	2024
Service revenue	$7,845	$8,067	$7,953	$7,984
Software solutions revenue	5,146	5,325	5,860	7,043
Product revenue	1,295	1,293	1,814	1,213
Total revenue	$14,286	$14,685	15,627	16,240
Income/(loss) before income tax	461	615	194	619
Income tax benefit/(provision)	(27)	(27)	(46)	(112)
Net income/(loss)	434	588	148	507

Basic earnings per common share (1)	$0.02	$0.02	$0.01	$0.02
Diluted earnings per common share (1)	$0.01	$0.02	$0.00	$0.02

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Consolidated	2023	2023	2023	2023
Service revenue	$7,158	$7,308	$7,517	$7,685
Software solutions revenue	4,108	3,930	4,691	5,318
Product revenue	1,225	1,432	1,666	1,161
Total revenue	12,491	12,670	13,874	14,164
Income/(loss) before income tax	(1,558)	(521)	1,737	78
Income tax benefit/(provision)	(24)	(24)	(33)	(17)
Net income/(loss)	(1,582)	(545)	1,704	61

Basic earnings per common share (1)	$(0.06)	$(0.02)	$0.07	$0.00
Diluted earnings per common share (1)	$(0.06)	$(0.02)	$0.06	$0.00

____________________

(1)

Earnings per common share is computed independently for each of the quarters presented. Therefore, the sums of quarterly earnings per common share amounts do not necessarily equal the total for the twelve month periods presented.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Total Revenue

Total revenue consists of service revenue, software solutions revenue and product revenue. The following table reflects our total revenue for the year ended December 31, 2024, compared to the year ended December 31, 2023:

	Year Ended December 31,
	2024	2023	Dollar Change	Percent Change
Total revenue	$60,838	$53,199	$7,639	14%

The increase in total revenue is due to an increase in software solutions revenue of $5,327, an increase in service revenue of $2,181, and an increase in product revenue of $131.

Income/(loss) Before Income Tax

The following table reflects our income/(loss) before income tax for the year ended December 31, 2024, compared to the year ended December 31, 2023:

	Year Ended December 31,
	2024	2023	Dollar Change	Percent Change
Income/(loss) before income tax	$1,889	$(264)	$2,153	816%

The increase in income/(loss) before income tax is primarily related to an increase in revenue of $7,639, offset by an increase in operating expenses of $4,126 and a decrease in other income/(expense) of $1,360. The increase in revenue is primarily related to organic growth from new and existing customers. The increase in operating expenses is primarily related to an increase in commission expense of $1,621, an increase in contract labor and outsourced engineering services of $549, an increase in hosting service fees of $399, an increase in marketing costs of $307, and an increase in salaries, benefits, bonuses and share-based compensation of $220. The decrease in other income/(expense) is primarily related to the gain on the sale of our corporate office recognized during the year ended December 31, 2023 of $1,459 offset by an increase in interest income of $189 and a decrease in interest expense of $73.

Income Tax Benefit/(Provision)

The following table reflects our income tax benefit/(provision) for the year ended December 31, 2024, compared to the year ended December 31, 2023:

	Year Ended December 31,
	2024	2023	Dollar Change	Percent Change
Income tax benefit/(provision)	$(212)	$(98)	$(114)	-116%

We had an income tax provision of $(212) for the year ended December 31, 2024 compared to an income tax provision of $(98) for the year ended December 31, 2023. For the year ended December 31, 2024, we recorded additional valuation allowance of $635 and for the year ended December 31, 2023, we recorded additional valuation allowance of $1,603.

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

In our March 4, 2025 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income, EBITDA and Adjusted EBITDA. The terms Non-GAAP net income, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income/(loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Income to Non-GAAP Net Income

(Unaudited, in thousands, except per share and share data)

	Three Months Ended December 31,		Year Ended December 31,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
U.S. GAAP net income/(loss)	$507	$61	$1,677	$(362)
Share-based compensation	709	737	3,002	3,849
Acquisition related expenses	-	-	-	1
Amortization of intangible assets	755	792	3,028	3,169
Non-GAAP net income	$1,971	$1,590	$7,707	$6,657

Non-GAAP earnings per common share:
Basic	$0.07	$0.06	$0.29	$0.26
Diluted	$0.06	$0.06	$0.26	$0.24

Weighted-average common shares outstanding:
Basic	27,195,382	26,072,529	26,757,242	25,944,748
Diluted	30,547,245	28,314,527	30,019,359	27,792,813

Reconciliation of U.S. GAAP Net Income to EBITDA to Adjusted EBITDA

(Unaudited, in thousands)

	Three Months Ended December 31,		Year Ended December 31,
	2024	2023	2024	2023
	(In thousands)		(In thousands)
U.S. GAAP net income/(loss)	$507	$61	$1,677	$(362)
Depreciation and amortization	826	878	3,331	3,573
Interest expense	11	4	42	115
Gain on sale of property and equipment	-	-	-	(1,459)
Other, net	(4)	(44)	(107)	(81)
Income tax provision	112	17	212	98
EBITDA	1,452	916	5,155	1,884
Acquisition related expenses	-	-	-	1
Share-based compensation	709	737	3,002	3,849
Adjusted EBITDA	$2,161	$1,653	$8,157	$5,734

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

The Company estimates the fair value of the reporting unit with an income approach using the discounted cash flow (“DCF”) analysis and the Company also considers a market-based valuation methodology using comparable public company trading values and the Company’s market capitalization. Determining fair value requires the exercise of significant judgments, including the amount and timing of expected future cash flows, long-term growth rates, the discount rate and relevant comparable public company earnings multiples. The cash flows employed in the DCF analysis are based on the Company’s best estimate of future sales, earnings and cash flows after considering factors such as general market conditions and recent operating performance. The discount rate utilized in the DCF analysis is based on the reporting unit’s weighted-average cost of capital, which takes into account the relative weights of each component of capital structure (equity and debt) and represents the expected cost of new capital, adjusted as appropriate to consider the risk inherent in future cash flows of the Company’s reporting unit.

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

Valuation of Long-Lived Assets.

The Company reviews the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Once an indicator of potential impairment has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of projected undiscounted future cash flows against the carrying amount of the asset group. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, the asset group would be deemed to be potentially impaired. The impairment, if any, would be measured based on the amount by which the carrying amount exceeds the fair value. Fair value is determined primarily using the projected future undiscounted cash flows. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. We recognized impairment losses of $0 in the Consolidated Statements of Operations for the years ended December 31, 2024 and 2023, respectively.

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

We currently have net deferred tax assets consisting of net operating loss carryforwards, tax credit carryforwards and deductible temporary differences. Management periodically weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. As of December 31, 2024, excluding the gain on the sale of property and equipment, we have three years of cumulative pretax losses and the weight of all other positive and negative evidence, such as forecasts and projections of future pretax income are inherently subjective and require management to make assumption or complex judgments about matters that are inherently uncertain and therefore are not sufficient to overcome the significant negative evidence of a three year lookback cumulative loss position. Therefore, management determined that it is not more likely than not that we will be able to realize our deferred tax assets, and we have recorded a valuation allowance of $5,417 at December 31, 2024.

Product Warranty

We provide for the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. We base our estimated warranty obligation upon warranty terms, ongoing product failure rates, and current period product shipments. If actual product failure rates, repair rates or any other post-sales support costs were to differ from our estimates, we would be required to make revisions to the estimated warranty liability. Warranty terms generally last for the duration that the customer has service. Some third-party equipment vendors offer extended warranties. These extended warranties are sold separately and provide services in addition to assurance that the product will function as expected, including updates and patches. In extended warranty transactions, the Company is arranging for these services to be provided by the third-party and is acting as an agent in the transaction and records revenue on a net basis at the time of sale.

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

Contingent Liabilities

Contingent liabilities require significant judgment in estimating potential payouts. Contingent considerations arising from business combinations and asset acquisitions require management to estimate future payouts based on forecasted results, which are highly sensitive to the estimates of discount rates and future revenues. These estimates can change significantly from period to period and are reviewed each reporting period to establish the fair value of the contingent liability. Contingent liabilities for annual employee bonuses requires management to make estimates of future payouts and accrue liabilities when the future payout is probable and reasonably estimatable. The estimates are highly sensitive to future operating results such as: revenue and adjusted EBITDA.

Share-Based Compensation

We account for our share-based compensation awards using the fair-value method. The grant date fair value was determined using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton valuation calculation requires us to make key assumptions such as future stock price volatility, expected terms, risk-free rates, and dividend yield. Our expected volatility is derived from our volatility rate as a publicly traded company. The expected term is based on our historical experience. The risk-free interest factor is based on the United States Treasury yield curve in effect at the time of the grant for zero coupon United States Treasury notes with maturities of approximately equal to each grant’s expected term. For the year ended December 31, 2023, one quarterly dividend of $0.005 was declared and paid, however we have assumed a 0% dividend yield for the year ended December 31, 2024.

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

Operating Results of our Cloud Telecommunications Services Segment (in thousands):

	Year Ended December 31,
Cloud Telecommunications Services	2024	2023
Service revenue	$31,849	$29,668
Product revenue	5,615	5,484
Total revenue	37,464	35,152
Operating expenses:
Cost of service revenue	13,087	12,606
Cost of product revenue	3,215	3,331
Selling and marketing	11,564	10,251
General and administrative	8,556	9,275
Research and development	788	1,172
Total operating expenses	37,210	36,635
Income/(loss) from operations	254	(1,483)
Other income/(expense), net	159	1,359
Income/(loss) before income tax	$413	$(124)

Quarterly Financial Information

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Cloud Telecommunications Services	2024	2024	2024	2024
Service revenue	$7,845	$8,067	$7,953	$7,984
Product revenue	1,295	1,293	1,814	1,213
Total revenue	9,140	9,360	9,767	9,197
Operating expenses:
Cost of service revenue	3,109	3,246	3,336	3,396
Cost of product revenue	730	696	1,081	708
Selling and marketing	2,796	2,808	2,976	2,984
General and administrative	2,158	2,232	2,278	1,888
Research and development	269	258	134	127
Total operating expenses	9,062	9,240	9,805	9,103
Income/(loss) from operations	78	120	(38)	94
Other income/(expense), net	(5)	45	64	55
Income/(loss) before income tax	$73	$165	$26	$149

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Cloud Telecommunications Services	2023	2023	2023	2023
Service revenue	$7,158	$7,308	$7,517	$7,685
Product revenue	1,225	1,432	1,666	1,161
Total revenue	8,383	8,740	9,183	8,846
Operating expenses:
Cost of service revenue	3,044	3,095	3,173	3,294
Cost of product revenue	839	881	923	688
Selling and marketing	2,596	2,504	2,467	2,684
General and administrative	2,784	2,175	2,230	2,086
Research and development	299	291	317	265
Total operating expenses	9,562	8,946	9,110	9,017
Income/(loss) from operations	(1,179)	(206)	73	(171)
Other income/(expense)	(39)	(26)	1,425	(1)
Income/(loss) before income tax	$(1,218)	$(232)	$1,498	$(172)

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, managed IT service, and administrative fees. The following table reflects our service revenue for the year ended December 31, 2024, compared to the year ended December 31, 2023:

	Year Ended December 31,
	2024	2023	Dollar Change	Percent Change
Service revenue	$31,849	$29,668	$2,181	7%

The increase in service revenue is due to an increase in telecommunications services fees of $1,899, an increase in fees, commissions, and other, recognized over time of $235, and an increase in sales-type lease interest of $175, offset by a decrease in one-time fees, commissions and other of $128. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices, third-party equipment, and device as a service. The following table reflects our product revenue for the year ended December 31, 2024, compared to the year ended December 31, 2023:

	Year Ended December 31,
	2024	2023	Dollar Change	Percent Change
Product revenue	$5,615	$5,484	$131	2%

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

Remaining Performance Obligations

Remaining Performance Obligations (RPOs) represents the total contract value of all contracts signed, less revenue recognized from those contracts as of December 31, 2024 and 2023. RPOs increased 24%, or $10,559 to $55,369 as of December 31, 2024 as compared to $44,810 as of December 31, 2023. Below is a table which displays the Cloud Telecommunications segment remaining performance obligations as of December 31, 2024 and 2023, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications Services RPOs as of December 31, 2024	$55,369
Cloud Telecommunications Services RPOs as of December 31, 2023	$44,810

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, contract labor costs, credit card processing fees, customer support salaries, benefits, bonuses, and share-based compensation. The following table reflects our cost of service revenue for the year ended December 31, 2024, compared to the year ended December 31, 2023:

	Year Ended December 31,
	2024	2023	Dollar Change	Percent Change
Cost of service revenue	$13,087	$12,606	$481	4%

The increase in cost of service revenue was primarily related to an increase in contract labor costs to assist with the migration of our customers to our new VIP platform of $201, an increase in salaries, benefits, bonuses, and share-based compensation of $94, an increase in third-party telecommunications charges of $71, an increase in credit card processing fees of $68, and an increase in other cost of service revenue of $47.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the year ended December 31, 2024, compared to the year ended December 31, 2023:

	Year Ended December 31,
	2024	2023	Dollar Change	Percent Change
Cost of product revenue	$3,215	$3,331	$(116)	-3%

The decrease is primarily related to a higher margin product mix by eliminating the sale of low margin products.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries, benefits, bonuses, and share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, amortization of customer relationship intangible assets, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the year ended December 31, 2024, compared to the year ended December 31, 2023:

	Year Ended December 31,
	2024	2023	Dollar Change	Percent Change
Selling and marketing	$11,564	$10,251	$1,313	13%

The increase in selling and marketing expense is primarily related to an increase in commission expense of $1,185 directly related to the increase in revenue, an increase in marketing costs of $92, and an increase in other sales and marketing expense of $36.

General and Administrative

General and administrative expenses consist of salaries, benefits, bonuses and share-based compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, depreciation, amortization of intangible assets, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the year ended December 31, 2024, compared to the year ended December 31, 2023:

	Year Ended December 31,
	2024	2023	Dollar Change	Percent Change
General and administrative	$8,556	$9,275	$(719)	-8%

The decrease in general and administrative expenses is primarily related to a decrease in executive and administrative salaries, benefits, bonuses, and share-based compensation of $1,010 primarily due to a decrease in share-based compensation of $733 and an allocation of costs to the Software Solutions segment of $203, and a decrease in other general and administrative expenses of $32, offset by an increase of rent expense of $242 due to the leaseback of our previously sold corporate headquarters land and building and rent on our new corporate office of $80, and an increase in accounting software costs of $81 associated with service contract fees for our new accounting system.

Research and Development

Research and development expenses primarily consist of salaries, benefits, bonuses, and share-based compensation, and outsourced engineering services related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the year ended December 31, 2024, compared to the year ended December 31, 2023:

	Year Ended December 31,
	2024	2023	Dollar Change	Percent Change
Research and development	$788	$1,172	$(384)	-33%

The decrease in research and development expenses is primarily related to the allocation of engineering resources to our Software Solutions segment of $380 as we finalize the migration of our customers to our VIP platform, and a decrease other research and development expenses of $4.

Other Income/(Expense)

Other income/(expense) primarily relates to interest income, interest expense, net foreign exchange gains or losses, gain on the sale of property and equipment, and credit card cash back rewards.  The following table reflects our other income/(expense) for the year ended December 31, 2024, compared to the year ended December 31, 2023:

	Year Ended December 31,
	2024	2023	Dollar Change	Percent Change
Other income/(expense), net	$159	$1,359	$(1,200)	-88%

The change in other income/(expense) is primarily from the gain on sale of our corporate office building reported during the year ended December 31, 2023 of $1,459 and a decrease in other income of $3, offset by an increase in interest income of $189 and a decrease in interest expense of $73.

Operating Results of our Software Solutions Segment (in thousands):

Software Solutions	2024	2023
Software solutions revenue	$23,374	$18,047
Operating expenses:
Cost of software solutions revenue	6,793	5,627
Selling and marketing	4,974	4,420
General and administrative	5,273	4,518
Research and development	4,764	3,688
Total operating expenses	21,804	18,253
Income/(loss) from operations	1,570	(206)
Other income/(expense), net	(94)	66
Income/(loss) before income tax	$1,476	$(140)

Quarterly Financial Information

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Software Solutions	2024	2024	2024	2024
Software solutions revenue	$5,146	$5,325	$5,860	$7,043
Operating expenses:
Cost of software solutions revenue	1,392	1,445	1,686	2,270
Selling and marketing	1,231	1,150	1,245	1,348
General and administrative	1,138	1,200	1,417	1,518
Research and development	980	1,070	1,339	1,375
Total operating expenses	4,741	4,865	5,687	6,511
Income/(loss) from operations	405	460	173	532
Other income/(expense), net	(17)	(10)	(5)	(62)
Income/(loss) before income tax	$388	$450	$168	$470

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Software Solutions	2023	2023	2023	2023
Software solutions revenue	$4,108	$3,930	$4,691	$5,318
Operating expenses:
Cost of software solutions revenue	1,185	1,293	1,327	1,822
Selling and marketing	1,213	1,109	1,035	1,063
General and administrative	1,213	992	1,079	1,234
Research and development	892	847	959	990
Total operating expenses	4,503	4,241	4,400	5,109
Income/(loss) from operations	(395)	(311)	291	209
Other income/(expense), net	55	22	(52)	41
Income/(loss) before income tax	$(340)	$(289)	$239	$250

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, professional services, and annual user group meeting fees. Software licenses are billed by the number of concurrent sessions a customer has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fixes, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training and implementation as well as custom mobile branding. The following table reflects our service revenue for the year ended December 31, 2024, compared to the year ended December 31, 2023:

	Year Ended December 31,
	2024	2023	Dollar Change	Percent Change
Software solutions revenue	$23,374	$18,047	$5,327	30%

The increase in software solutions revenue is primarily related to an increase in recurring software license and maintenance and support subscriptions of $3,278, an increase in perpetual software license revenue of $1,420, and an increase in professional services and other revenue of $629.

Remaining Performance Obligations

Remaining Performance Obligations (RPOs) represents the total contract value of all contracts signed, less revenue recognized from those contracts as of December 31, 2024 and 2023. RPOs increased 58%, or $11,140 to $30,262 as of December 31, 2024 as compared to $19,122 as of December 31, 2023. Below is a table which displays the Software solutions segment remaining performance obligations as of December 31, 2024 and 2023, which we expect to recognize as revenue within the next thirty-six months (in thousands):

Software solutions RPOs as of December 31, 2024	$30,262
Software solutions RPOs as of December 31, 2023	$19,122

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries, benefits, bonuses, and share-based compensation, amortization expense for developed technologies intangible assets, cost of data center hosting, third-party software, annual user group meeting costs, and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the year ended December 31, 2024, compared to the year ended December 31, 2023:

	Year Ended December 31,
	2024	2023	Dollar Change	Percent Change
Cost of software solutions revenue	$6,793	$5,627	$1,166	21%

The increase in cost of software solutions revenue is primarily related to an increase in third-party hosting service costs of $399, an increase in salaries, benefits, bonuses, and share-based compensation of $322, an increase in software costs of $293, an increase in annual user group meeting expenses of $142, and an increase in other cost of software solutions revenue of $10.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries, benefits, bonuses, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, annual user group meeting costs, and sales support software. The following table reflects our selling and marketing expenses for the year ended December 31, 2024, compared to the year ended December 31, 2023:

	Year Ended December 31,
	2024	2023	Dollar Change	Percent Change
Selling and marketing	$4,974	$4,420	$554	13%

The increase in selling and marketing expense is primarily related to an increase in commission expense of $436 directly related to the increase in revenue, an increase in marketing materials and trade shows of $215, an increase in sales support software of $90, and an increase in other selling and marketing costs of $16, offset by a decrease in salaries, benefits, bonuses, and share-based compensation of $203 due to the allocation of marketing resources to the Cloud Telecommunications Services segment.

General and Administrative

General and administrative expenses consist of salaries, benefits, bonuses and share-based compensation for executives and administrative personnel, amortization of trademark and trade name intangible assets, legal, rent, equipment, accounting and other professional services, consulting fees and other administrative corporate expenses. The following table reflects our general and administrative expenses for the year ended December 31, 2024, compared to the year ended December 31, 2023:

	Year Ended December 31,
	2024	2023	Dollar Change	Percent Change
General and administrative	$5,273	$4,518	$755	17%

The increase in general and administrative expenses is primarily related to an increase in salaries, benefits, bonuses, and share-based compensation of $615, an increase in accounting software costs of $81 associated with service contract fees for our new accounting system, an increase in consulting fees of $42, and an increase in other general and administrative expenses of $17.

Research and Development

Research and development expenses primarily consists of salaries, benefits, bonuses, share-based compensation, and outsourcing engineering services related to the development of our software solutions. The following table reflects our research and development expense for the year end December 31, 2024, compared to the year ended December 31, 2023:

	Year Ended December 31,
	2024	2023	Dollar Change	Percent Change
Research and development	$4,764	$3,688	$1,076	29%

The increase in research and development expenses is primarily related to an increase in salaries, benefits, bonuses, and share-based compensation of $782 due to the allocation of resources from the Cloud Telecommunications Services segment as we finalize the migration of our customers to the VIP platform, and an increase in outsourced engineering services expenses of $306, offset by a decrease in other research and development expenses of $12.

Other Income/(Expense)

Other income/(expense) primarily relates to net foreign exchange gains or losses and other income and expenses. The following table reflects our other income/(expense) for the year ended December 31, 2024, compared to the year ended December 31, 2023:

	2024	2023	Dollar Change	Percent Change
Other income/(expense), net	$(94)	$66	$(160)	-242%

The change in other income/(expense) is primarily related to a decrease in other income of $96 and a decrease in foreign exchange gains/(losses) of $64.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We finance our operations primarily through services, software solutions, and product sales to our customers. As of December 31, 2024 and 2023, we had cash and cash equivalents of $18,193 and $10,347, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment, asset acquisitions, business combinations, and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

Operating Activities

Cash provided by or used in operating activities is driven by our net income/(loss), adjustments to reconcile to net cash provided by or used in operating activities, the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business. The following table reflects our net cash provided by/(used in) operating activities for the year ended December 31, 2024, compared to the year ended December 31, 2023:

	Year Ended December 31,
	2024	2023	Dollar Change	Percent Change
Net cash provided by/(used in) operating activities	$6,284	$3,499	$2,785	80%

The net cash provided by operations for the year ended December 31, 2024 was primarily driven by non-cash expenses for depreciation and amortization of $3,331, share-based compensation of $3,028, our net income of $1,677, an increase in accounts payable and accrued expenses of $1,275, and an increase in contract liabilities of $784, offset by an increase in contract costs of $1,192, an increase in trade receivables of $876, an increase in equipment financing receivables of $822, an increase in prepaid expenses of $368, and an increase in other assets of $346 primarily related to the capitalization of professional service fees for our new accounting system of $234.

The net cash provided by operations for the year ended December 31, 2023 was primarily driven by non-cash expenses for depreciation and amortization of $3,573 and share-based compensation of $3,849, a decrease in inventories of $297, a decrease in other assets of $651, and an increase in accounts payable and accrued expenses of $623, offset by our net loss for the year ended December 31, 2023 of $362, the gain on disposal of property and equipment of $1,459, an increase in trade receivables of $164, an increase in contract assets of $109, an increase in equipment financing receivables of $905, an increase in contract costs of $1,473, and a decrease in contract liabilities of $997.

Investing Activities

Cash provided by or used in investing activities is driven by the purchase of property and equipment, business combinations, and asset acquisitions. The following table reflects our net cash provided by/(used in) investing activities for the year ended December 31, 2024, compared to the year ended December 31, 2023:

	Year Ended December 31,
	2024	2023	Dollar Change	Percent Change
Net cash provided by/(used in) investing activities	$(27)	$3,700	$(3,727)	-101%

Net cash used in investing activities for the year ended December 31, 2024 primarily relates to the purchases of property and equipment of $27.

Net cash provided by investing activities for the year ended December 31, 2023 primarily relates to the sale of the corporate headquarters located in Tempe, Arizona, which generated $3,792 in proceeds from the sale, offset by the purchases of property and equipment of $92.

Financing Activities

Cash provided by or used in financing activities is driven by the proceeds from the exercise of options, taxes paid on the net settlement of stock options and RSUs, payments of contingent consideration, proceeds from notes payable, repayments made on finance leases and notes payable, proceeds and repayments on line of credit, dividend payments, and proceeds from the issuance of common stock in connection with an offering. The following table reflects our net cash provided by financing activities for the year ended December 31, 2024, compared to the year ended December 31, 2023:

	Year Ended December 31,
	2024	2023	Dollar Change	Percent Change
Net cash provided by/(used in) financing activities	$1,595	$(2,306)	$3,901	169%

Net cash provided by financing activities for the year ended December 31, 2024 primarily relates to cash received from the exercise of stock options of $2,370, offset by repayments made on notes payable of $457, the payments of employee tax withholdings from the net settlement of stock options and RSUs of $243, and repayments made on finance leases of $75.

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

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2024, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

RELATED PARTY TRANSACTIONS

On November 1, 2022, the Company completed the acquisition of Allegiant Networks, LLC, a Kansas limited liability company (the “Allegiant Networks”) to acquire from Seller one hundred percent (100%) of the issued and outstanding shares of Allegiant Networks in exchange for (i) a cash payment at closing in the amount of $2.0 million, (ii) a three-year promissory note by the Company in favor of Seller in the amount of $1.1 million, and (iii) 2,461,538 shares of the Company’s common stock, par value $0.001 per share. In connection with this transaction, the seller Bryan Dancer, became a greater than five percent shareholder of the Company. Therefore, the three-year promissory note in the amount of $1.1 million, is considered a related party transaction. The loan agreement has a term of three (3) years with quarterly payments of Ninety-Eight Thousand Three Hundred Eighty-one Dollars ($98,381), including interest at 4.00%, beginning on April 1, 2023. As of December 31, 2024 and 2023, the outstanding balance of the related party note payable was $478 and $843, respectively. During the years ended December 31, 2024 and 2023, the Company paid principal of $365 and $257, respectively, and interest of $27 and $37, respectively.

On February 1, 2024, the Company entered into a consulting agreement with Steven G. Mihaylo, Chairman Emeritus of the board of directors and a greater than five percent shareholder. In exchange for his consulting services, Mr. Mihaylo is to receive monthly consideration of $14 or $168 annually. During the years ended December 31, 2024 and 2023, the company paid $154 and $0, respectively.

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

Stockholders and Board of Directors

Crexendo, Inc. and Subsidiaries

Tempe, AZ

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Crexendo, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

o	We evaluated the reasonableness of management’s estimate of stand-alone selling prices for products and services that are not sold separately.
o	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the consolidated financial statements.

/s/ Urish Popeck & Co., LLC

We have served as the Company's auditor since 2016.

Pittsburgh, Pennsylvania

March 4, 2025

Crexendo, Inc. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value and share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$18,193	$10,347
Trade receivables, net of allowance of $146 and $116, respectively	4,352	3,476
Inventories	393	382
Equipment financing receivables, net of allowance of $69 and $56, respectively	1,049	856
Contract costs	1,931	1,345
Prepaid expenses	876	508
Income tax receivable	75	-
Other current assets	13	35
Total current assets	26,882	16,949

Contract assets, net of allowance of $127 and $85, respectively	406	342
Long-term equipment financing receivables, net of allowance of $157 and $115, respectively	2,397	1,768
Property and equipment, net	394	670
Operating lease right-of-use assets	1,491	1,009
Intangible assets, net	20,528	23,556
Goodwill	9,454	9,454
Contract costs, net of current portion	2,879	2,273
Other long-term assets	507	139
Total Assets	$64,938	$56,160

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,003	$769
Accrued expenses	6,992	5,951
Finance leases	21	75
Notes payable	478	457
Operating lease liabilities	481	566
Income tax payable	40	53
Contract liabilities	3,079	2,390
Total current liabilities	12,094	10,261

Contract liabilities, net of current portion	293	198
Finance leases, net of current portion	2	23
Notes payable, net of current portion	114	592
Operating lease liabilities, net of current portion	1,022	473
Total liabilities	13,525	11,547

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	-	-
Common stock, par value $0.001 per share - authorized 50,000,000 shares, 27,621,557 shares issued and outstanding as of December 31, 2024 and 26,130,218 shares issued and outstanding as of December 31, 2023	28	26
Additional paid-in capital	138,015	132,888
Accumulated deficit	(86,790)	(88,467)
Accumulated other comprehensive income	160	166
Total stockholders' equity	51,413	44,613

Total Liabilities and Stockholders' Equity	$64,938	$56,160

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share and share data)

	Year Ended December 31,
	2024	2023
Service revenue	$31,849	$29,668
Software solutions revenue	23,374	18,047
Product revenue	5,615	5,484
Total revenue	60,838	53,199

Operating expenses:
Cost of service revenue	13,087	12,606
Cost of software solutions revenue	6,793	5,627
Cost of product revenue	3,215	3,331
Selling and marketing	16,538	14,671
General and administrative	13,829	13,793
Research and development	5,552	4,860
Total operating expenses	59,014	54,888

Income/(loss) from operations	1,824	(1,689)

Other income/(expense):
Interest income	191	2
Interest expense	(42)	(115)
Gain on sale of property and equipment	-	1,459
Other income/(expense)1	(84)	79
Total other income/(expense), net	65	1,425

Income/(loss) before income tax	1,889	(264)

Income tax benefit/(provision)	(212)	(98)

Net income/(loss)	$1,677	$(362)

Earnings per common share:
Basic	$0.06	$(0.01)
Diluted	$0.06	$(0.01)

Weighted-average common shares outstanding:
Basic1	26,757,242	25,944,748
Diluted1	30,019,359	25,944,748

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income/(Loss)

(In thousands)

	Year Ended December 31,
	2024	2023
Net income/(loss)	$1,677	$(362)
Other comprehensive income/(loss), net of tax
Foreign currency translation gain/(loss)	(6)	(21)
Total other comprehensive income/(loss)	(6)	(21)
Comprehensive income/(loss)	$1,671	$(383)

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2023	25,670,773	26	129,192	187	(87,946)	41,459
Share-based compensation	-	-	3,849	-	-	3,849
Cumulative effect of accounting change					(159)	(159)
Vesting of restricted stock units	275,924	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	(21)	-	(21)
Issuance of common stock for exercise of stock options	183,521	-	241	-	-	241
Taxes paid on the net settlement of stock options and RSUs	-	-	(264)	-	-	(264)
Dividends declared	-	-	(130)	-	-	(130)
Net income/(loss)	-	-	-	-	(362)	(362)
Balance, December 31, 2023	26,130,218	$26	$132,888	$166	$(88,467)	$44,613
Share-based compensation	-	-	3,002	-	-	3,002
Vesting of restricted stock units	76,464	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	(6)	-	(6)
Issuance of common stock for exercise of stock options	1,414,875	2	2,368	-	-	2,370
Taxes paid on the net settlement of stock options and RSUs	-	-	(243)	-	-	(243)
Net income/(loss)	-	-	-	-	1,677	1,677
Balance, December 31, 2024	27,621,557	$28	$138,015	$160	$(86,790)	$51,413

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$1,677	$(362)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	3,331	3,573
Share-based compensation	3,002	3,849
Non-cash operating lease amortization	(18)	(4)
Gain on disposal of property and equipment	-	(1,459)
Allowance for credit losses	127	82
Changes in assets and liabilities:
Trade receivables	(906)	(164)
Contract assets	(106)	(109)
Equipment financing receivables	(877)	(905)
Inventories	(11)	297
Contract costs	(1,192)	(1,473)
Prepaid expenses	(368)	(77)
Income tax receivable	(75)	-
Other assets	(346)	651
Accounts payable and accrued expenses	1,275	623
Income tax payable	(13)	(26)
Contract liabilities	784	(997)
Net cash provided by/(used in) operating activities	6,284	3,499

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(27)	(92)
Proceeds from the sale of property and equipment	-	3,792
Net cash provided by/(used in) investing activities	(27)	3,700

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings/(repayments) on line of credit, net	-	(82)
Proceeds from notes payable	-	278
Repayments made on finance leases	(75)	(95)
Repayments made on notes payable	(457)	(2,254)
Proceeds from exercise of options	2,370	241
Dividend payments	-	(130)
Taxes paid on the net settlement of stock options and RSUs	(243)	(264)
Net cash provided by/(used for) financing activities	1,595	(2,306)
Effect of exchange rate changes on cash	(6)	(21)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	7,846	4,872
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	10,347	5,475
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$18,193	$10,347

Supplemental disclosure of cash flow information:
Cash used during the year for:
Income taxes, net	$(300)	$(121)
Interest expense	$(32)	$(115)

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies

Description of Business – Crexendo, Inc. is incorporated in the state of Nevada. As used hereafter in the notes to consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company.” Crexendo, Inc. is an award-winning software technology company that is a premier provider of cloud communication platform software and unified communications as a service (UCaaS) offerings, including voice, video, contact center, and managed IT services tailored to businesses of all sizes. Our cloud communications software solutions currently support over five million end users globally, through an extensive network of over 235 cloud communication platform software subscribers and our direct retail offering. The Company has two operating segments, which consist of Cloud Telecommunications and Software Solutions.

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

Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the year ended December 31, 2024 and 2023, we recorded foreign currency translation gains/(losses) of ($6), and $21, respectively, in our statements of comprehensive income (loss).

 Cash and Cash Equivalents – We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2024 and 2023, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $17,501 and $9,587, respectively.

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

Contract Costs – Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining software solutions and telecommunication service contracts which are recoverable. The Company capitalized contract costs in the amount of $4,810 and $3,618 at December 31, 2024 and 2023, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate which typically range from thirty-six to sixty months and are included in selling and marketing expenses. During the years ended December 31, 2024 and 2023, the Company amortized $2,468 and $1,720, respectively, and there was no impairment loss in relation to the costs capitalized.

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

Intangible Assets – Our intangible assets consist of customer relationships, developed technologies, trademarks and trade name. The intangible assets are amortized following the patterns in which the economic benefits are consumed or straight-line over the estimated useful life. We periodically review the estimated useful lives of our intangible assets and review these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset. There was no impairment of intangible assets identified for the years ended December 31, 2024 and 2023.

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

Product Warranty – We provide for the estimated cost of product warranties at the time we recognize revenue.  We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. We base our estimated warranty obligation upon warranty terms, ongoing product failure rates, and current period product shipments. If actual product failure rates, repair rates or any other post-sales support costs were to differ from our estimates, we would be required to make revisions to the estimated warranty liability. Warranty terms generally last for the duration that the customer has service. For the years ended December 31, 2024 and 2023, actual warranty costs were approximately 0.7% and 0.9% of prior year net product revenue, respectively.  The annual warranty provision for the years ended December 31, 2024 and 2023 was approximately 1.0% and 0.9% of current year net product revenue, respectively.

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

Income Taxes – We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows.  In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. At December 31, 2024, we determined that it is more likely-than-not that we will not be able to realize our deferred income tax assets in the future. A valuation allowance of $5,417 and $4,782 was recorded against our gross deferred tax asset balance as of December 31, 2024 and 2023, respectively.

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

Significant Customers – No customer accounted for 10% or more of our total revenue for the years ended December 31, 2024 and 2023.  No customer accounted for 10% or more of our total trade receivables as of December 31, 2024 and 2023.

Recently Adopted Accounting Pronouncements – In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, with additional updates and amendments being issued in 2018, 2019, 2020 and 2022 (collectively, “ASC 326”).  The new standard updates the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss (“CECL”) model. For trade and other receivables, held-to-maturity debt securities, loans, and other instruments, entities are required to use a new forward-looking "expected loss" model that generally results in the earlier recognition of an allowance for credit losses.  The Company adopted ASC 326 on a modified retrospective basis as of January 1, 2023, through a cumulative-effect adjustment to the Company's beginning accumulated deficit balance; the impact of the adoption was not material to the Company's consolidated financial statements. The adoption of this standard and applicable amendments primarily impacted the estimation of our allowance for credit losses for accounts receivable and established an allowance for credit losses for our equipment finance receivables and contract assets.  See Note 4 - Trade Receivables and Allowance for Credit Losses, Note 5 – Equipment Financing Receivables and Allowance for Credit Losses, and Note 2 – Revenues - Contract Assets and Allowance for Credit Losses for additional discussion regarding the impacts from the adoption of this standard.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The Company adopted ASU 2023-07 (Topic 280) on a retrospective basis as of December 31, 2024, adding significant segment expense disclosures for the years ended December 31, 2024 and 2023. For more detailed information about reportable segments, see Note 19.

Recently Issued Accounting Pronouncements – In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The ASU’s amendments are effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires a public business entity (“PBE”) to disclose information in the notes to financial statements about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. Entities would also have to disclose other specific expenses, gains, or losses that are already required to be disclosed under GAAP in this same disclosure, a qualitative description of the amounts remaining that are not separately disaggregated quantitatively, and the total amount of selling expenses, as well as the PBE’s definition of selling expenses. In January 2025, the FASB Issued ASU No. 2025-01, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)," which clarified that ASU 2024-03 is effective public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The application of this new guidance is not expected to have a material impact on the Company’s financial statements, as the guidance pertains only to disclosures

2. Revenue

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

Year Ended December 31, 2024	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$5,615	$-	$5,615
Equipment financing revenue	676	-	676
Telecommunications services	27,067	-	27,067
Fees, commissions, and other, recognized over time	2,134	-	2,134
One time fees, commissions and other	1,972	-	1,972
Software licenses	-	4,874	4,874
Subscription maintenance and support	-	16,459	16,459
Professional services and other	-	2,041	2,041
	$37,464	$23,374	$60,838
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$7,587	$6,915	$14,502
Products, services, and fees transferred over time	29,877	16,459	46,336
	$37,464	$23,374	$60,838

Year Ended December 31, 2023	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$5,484	$-	$5,484
Equipment financing revenue	501	-	501
Telecommunications services	25,168	-	25,168
Fees, commissions, and other, recognized over time	1,899	-	1,899
One time fees, commissions and other	2,100	-	2,100
Software licenses	-	3,454	3,454
Subscription maintenance and support	-	13,181	13,181
Professional services and other	-	1,412	1,412
	$35,152	$18,047	$53,199
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$7,584	$4,866	$12,450
Products, services, and fees transferred over time	27,568	13,181	40,749
	$35,152	$18,047	$53,199

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

	December 31,
(In thousands)	2024	2023
Receivables, which are included in trade receivables, net of allowance for credit losses	$4,352	$3,476
Contract assets, net of allowance for credit losses	406	342
Contract liabilities	3,372	2,588

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	For the Year Ended		For the Year Ended
(In thousands)	December 31, 2024		December 31, 2023
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(3,154)	$-	$(3,393)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	3,938	-	2,396
Transferred to receivables from contract assets recognized at the beginning of the period	(302)	-	(192)	-
Increase due to additional unamortized discounts	366	-	216	-

Contract assets and allowance for credit losses

Our contract assets balance consists of the Company’s rights to consideration for work completed but not billed as of the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract assets were as follows (in thousands):

	December 31,
	2024	2023
Gross contract assets	$533	$427
Less: allowance for credit losses	(127)	(85)
Contract assets, net of allowance for credit losses	$406	$342

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2023	$85
Provision	1
Write-offs	(4)
Recoveries and other	-
Balance at March 31, 2024	$82
Provision	18
Write-offs	-
Recoveries and other	-
Balance at June 30, 2024	$100
Provision	11
Write-offs	-
Recoveries and other	-
Balance at September 30, 2024	$111
Provision	18
Write-offs	(2)
Recoveries and other	-
Balance at December 31, 2024	$127

The allowance for credit losses is determined based on an assessment of historical collection experience using the loss-rate method as well as consideration of current and future economic conditions and changes in our loss-rate trends. We utilize a five-year lookback period to establish our estimate of expected credit losses, as our contractual terms range from three to five years. Based on that assessment, the allowance for credit losses as a percent of gross contract assets increased to 23.8% at December 31, 2024 from 20.0% at December 31, 2023.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2025	2026	2027	2028	2029 and thereafter	Total
Desktop devices	$703					$703
Telecommunications services	$22,106	14,760	9,907	6,250	1,643	$54,666
Software solutions	$15,762	7,114	4,654	1,527	1,205	$30,262
Total	$38,571	21,874	14,561	7,777	2,848	$85,631
All consideration from contracts with customers is included in the amounts presented above

3. Earnings Per Common Share

Basic net income/(loss) per common share is computed by dividing the net income/(loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed giving effect to all dilutive common stock equivalents, consisting of common stock options. Diluted net loss per common share for the year ended December 31, 2023 is the same as basic net loss per common share because the common share equivalents were anti-dilutive due to the net loss. The following table sets forth the computation of basic and diluted net income/(loss) per common share

	Year Ended December 31,
	2024	2023
Net income/(loss) (in thousands) (A)	$1,677	$(362)

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	26,757,242	25,944,748
Dilutive effect of stock-based awards	3,262,117	-
Diluted weighted-average outstanding shares of common stock (C)	30,019,359	25,944,748

Earnings per common share:
Basic (A/B)	$0.06	$(0.01)
Diluted (A/C)	$0.06	$(0.01)

For the years ended December 31, 2024 and 2023, respectively, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted earnings per share because including them would be anti-dilutive.

	Year Ended December 31,
	2024	2023
Stock options	1,650,687	4,580,824

4. Trade Receivables and Allowance for Credit Losses

Our trade receivables balance consists of traditional trade receivables. Trade receivables were as follows (in thousands):

	December 31,
	2024	2023
Gross trade receivables	$4,498	$3,592
Less: allowance for credit losses	(146)	(116)
Trade receivables, net	$4,352	$3,476

Current trade receivables, net	$4,352	$3,476
Long-term trade receivables, net	-	-
Trade receivables, net	$4,352	$3,476

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2023	$116
Provision	57
Write-offs	(48)
Recoveries and other	-
Balance at March 31, 2024	$125
Provision	18
Write-offs	(18)
Recoveries and other	(39)
Balance at June 30, 2024	$86
Provision	14
Write-offs	(11)
Recoveries and other	(17)
Balance at September 30, 2024	$72
Provision	94
Write-offs	(34)
Recoveries and other	14
Balance at December 31, 2024	$146

The allowance for credit losses is determined based on an assessment of historical collection experience using the aging schedule method as well as consideration of current and future economic conditions. Based on that assessment, the allowance for credit losses as a percent of gross trade receivables increased to 3.3% at December 31, 2024 from 3.2% at December 31, 2023.

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

	December 31,
	2024	2023
Gross equipment financing receivables	$5,164	$3,888
Less: unearned income	(1,492)	(1,093)
Less: allowance for credit losses	(226)	(171)
Equipment financing receivables, net	$3,446	$2,624

Current equipment financing receivables, net	$1,049	$856
Long-term equipment financing receivables, net	2,397	1,768
Equipment financing receivables, net	$3,446	$2,624

A summary of our gross equipment financing receivables’ future contractual maturities, is as follows (in thousands):

Year ending December 31,
2025	$1,777
2026	1,422
2027	1,069
2028	657
2029 and thereafter	239
Total	$5,164

Allowance for Credit Losses

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2023	$171
Provision	22
Write-offs	(13)
Recoveries and other	-
Balance at March 31, 2024	$180
Provision	23
Write-offs	(9)
Recoveries and other	-
Balance at June 30, 2024	$194
Provision	27
Write-offs	(6)
Recoveries and other	-
Balance at September 30, 2024	$215
Provision	22
Write-offs	(8)
Recoveries and other	(3)
Balance at December 31, 2024	$226

Aging of Receivables

The aging of gross equipment financing receivables was as follows (in thousands):

	December 31,
	2024	2023
Past due amounts 0 - 90 days	$3,444	$2,623
Past due amounts > 90 days	2	1
Total	$3,446	$2,624

Our equipment financing receivable portfolio is primarily in the United States. The allowance for credit losses is determined principally based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, the allowance for credit losses was 6.1% of gross equipment financing receivables (net of unearned income) at December 31, 2024 and December 31, 2023.

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

The table below shows gross equipment financing receivables and current period gross write offs by year of origination (in thousands):

	December 31, 2024							December 31, 2023
	2024	2023	2022	2021	2020	Prior	Total Equipment Financing Receivables	Total Equipment Financing Receivables
United States	$1,849	1,167	497	94	65	-	$3,672	$2,795
Current period gross write offs	$5	18	7	6	-	-	$36	$33

6. Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	December 31,
	2024	2023
Prepaid corporate insurance	$88	$68
Prepaid software services and support	455	245
User group meeting fees	86	84
Prepaid rent	103	-
Other prepaid expenses	144	111
Total prepaid expenses	$876	$508

7. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2024	2023
Computer and office equipment	$2,142	$2,700
Computer software	589	625
Internal-use software	14	14
Furniture and fixtures	-	64
Vehicles	143	143
Leasehold improvements	34	15
Less: accumulated depreciation	(2,528)	(2,891)
Total property and equipment, net	$394	$670

Depreciation expense is included in general and administrative expenses and totaled $303 and $404 for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, we disposed of computer and office equipment, computer software, and furniture and fixtures totaling $666 with accumulated depreciation of $666.

8. Intangible Assets and Goodwill

Acquired intangible assets subject to amortization consist of the following (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$26,073	$(7,403)	$18,670	$26,073	$(5,260)	$20,813
Developed technologies	4,900	(3,081)	1,819	4,900	(2,269)	2,631
Trademark and trade names	400	(361)	39	400	(288)	112
Total acquired intangible assets	$31,373	$(10,845)	$20,528	$31,373	$(7,817)	$23,556

As of December 31, 2024, the weighted average remaining useful life for customer relationships was 12.4 years, developed technologies was 2.4 years, and trademarks and trade names was 0.4 years.

Amortization expense for customer relationships intangible assets is included in selling and marketing expenses and totaled $2,105 and $2,182 for the years ended December 31, 2024 and 2023, respectively. Amortization expense for developed technologies intangible assets is included in cost of software solutions revenue and totaled $812 and $860 for the years ended December 31, 2024 and 2023, respectively. Amortization expense for trademark and trade name intangible assets is included in general and administrative expenses and totaled $111 and $127 for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, annual amortization of definite lived intangible assets, based on existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Year ending December 31,
2025	$2,770
2026	2,457
2027	2,202
2028	1,637
2029 and thereafter	11,462
Total	$20,528

The following table provides a summary of changes in the carrying amounts of goodwill (in thousands):

Goodwill
Balance at January 1, 2023	$9,454
Additions	-
Balance at December 31, 2023	9,454
Additions	-
Balance at December 31, 2024	$9,454

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued wages and benefits	$2,828	$2,884
Accrued accounts payable	1,579	1,297
Accrued sales and telecommunications taxes	1,837	1,234
Product warranty liability	32	25
Cloud computing arrangements	279	-
Credit cards	117	113
Other	320	398
Total accrued expenses	$6,992	$5,951

The changes in aggregate product warranty liabilities for the years ended December 31, 2024 and 2023 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2023	$55
Accrual for warranties	25
Adjustments related to pre-existing warranties	(32)
Warranty settlements	(23)
Balance at December 31, 2023	25
Accrual for warranties	32
Adjustments related to pre-existing warranties	(4)
Warranty settlements	(21)
Balance at December 31, 2024	$32

Product warranty expense is included in cost of product revenue and totaled $32 and $25 for the years ended December 31, 2024 and 2023, respectively.

10.Notes Payable

Notes payable consists of a short and long-term financing arrangements (in thousands):

	December 31,
	2024	2023
Related party note payable	$478	$843
Other notes payable	114	206
Total notes payable	$592	$1,049
Less: current notes payable	(478)	(457)
Notes payable, net of current portion	$114	$592

On February 27, 2023, we entered into a promissory note with CrossFirst Bank in the amount of $278. The promissory note has a term of three (3) years with monthly payments of Eight Thousand Five Hundred Forty-Three ($8,543), including interest of 6.58%, beginning on March 27, 2023. Additionally, the promissory note is subject to certain financial covenants.

On November 1, 2022, as part of the acquisition of Allegiant Networks, we entered into a promissory note with the seller in the amount of $1.1 million. The loan agreement has a term of three (3) years with quarterly payments of Ninety-Eight Thousand Three Hundred Eighty-One ($98,381), including interest at 4.00%, beginning on April 1, 2023. As of December 31, 2024 and 2023, the outstanding balance of the related party note payable was $478 and $843, respectively. During the year ended December 31, 2024 and 2023, the Company paid principal of $365 and $257, respectively, and interest of $27 and $37, respectively.

As of December 31, 2024, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2025	$478
2026	114
2027	-
2028	-
2029 and thereafter	-
Total	$592

11. Line of Credit

                The Company maintains a line of credit with a maximum principal amount of $700, payable upon demand. The line of credit was renewed on February 27, 2024 and will expire on February 27, 2025. The line of credit bears interest at 0.50% over the Wall Street Journal Prime Rate. As of December 31, 2024, there was an outstanding balance of $0, and $700 remained available for borrowing. The line of credit is collateralized by all Company assets and subject to certain financial covenants.

12. Fair Value Measurements

We have financial instruments as of December 31, 2024 and 2023 for which the fair value is summarized below (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$4,352	$4,352	$3,476	$3,476
Equipment financing receivables	3,446	3,446	2,624	2,624
Liabilities:
Finance leases	$23	$23	$98	$98
Notes payable	592	587	1,049	1,012

We have no liabilities for which fair value is recognized in the balance sheet on a recurring basis as of December 31, 2024 and 2023.

13. Equity

Common Stock

Shares of common stock reserved for future issuance as of December 31, 2024 were as follows (in thousands):

Stock-based compensation plans:
Share-based awards issued under plans	7,122
Available for future grants	1,612
8,734

14. Stock-Based Compensation

We have various incentive stock-based compensation plans that provide for the grant of stock options, restricted stock units (RSUs), and other share-based awards of up to 8,734 shares to eligible employees, consultants, and directors. As of December 31, 2024, we had 1,612 shares remaining in the plans available to grant.

Stock Options

The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2024 and 2023 using the Black-Scholes option-pricing model were as follows:

	Year Ended December 31,
	2024	2023
Weighted-average fair value of options granted	$3.64	$1.38
Expected volatility	75%	88%
Expected life (in years)	5.69	5.74
Risk-free interest rate	4.13%	3.76%
Expected dividend yield	0.00%	0.00%

The expected volatility of the options is determined using historical volatilities based on historical stock prices. The expected life of the options granted is based on our historical share option exercise experience. The risk-free interest rate is determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the option. During 2023, the Company declared and paid one quarterly dividends of $0.005, however, the expected annual dividend yield was less than half of one percent during 2023. In March 2023, our Board of Directors cancelled the quarterly dividend.

The following table summarizes the stock option activity under the plans for the years ended December 31, 2024 and 2023 (in thousands, except share data):

		Weighted-	Weighted- Average	Aggregate
	Number of	Average	Remaining	Intrinsic Value
	Shares	Exercise Price	Contract Life	(in thousands)
Outstanding at January 1, 2023	7,652,964	2.73	5.3 years	3,362
Granted	965,500	1.88
Exercised	(183,521)	1.32
Cancelled/forfeited	(439,144)	3.04
Outstanding at December 31, 2023	7,995,799	2.64	4.9 years	19,469
Granted	328,500	5.42
Exercised	(1,460,404)	1.74
Cancelled/forfeited	(201,096)	4.01
Outstanding at December 31, 2024	6,662,799	2.93	4.4 years	16,584
Shares vested and expected to vest	6,558,048	2.93	4.3 years	16,369
Exercisable as of December 31, 2024	5,866,379	2.89	3.8 years	14,950
Exercisable as of December 31, 2023	6,417,000	2.57	3.9 years	16,278

The total intrinsic value of options exercised during the years ended December 31, 2024 and 2023, was $5,098 and $154, respectively.

As of December 31, 2024, the total future compensation expense related to non-vested options not yet recognized in the consolidated statements of operations was approximately $1,712 and the weighted-average period over which these awards are expected to be recognized is approximately 1.5 years.

Restricted Stock Units:

The following table summarizes the RSUs outstanding with service vesting in future years (in thousands):

	Years Ended December 31,
	2025	2026	2027
RSUs with service-based vesting conditions	135	135	36

The following table summarizes the RSUs activity under the plans for the years ended December 31, 2024 and 2023 (in thousands, except unit data):

	Number of	Weighted-Average
	Units	Fair Value
Outstanding at January 1, 2023	155,985	$3.62
Granted	255,000	1.87
Vested/released	(397,651)	2.57
Cancelled/forfeited	-	-
Outstanding at December 31, 2023	13,334	1.73
Granted	440,000	5.24
Vested/released	(109,166)	5.05
Cancelled/forfeited	(38,334)	4.73
Outstanding at December 31, 2024	305,834	5.21

The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2024 and 2023 was $5.24 and $1.87, respectively.

The total intrinsic value of RSUs that vested and were released during the years ended December 31, 2024 and 2023 was $480 and $793 respectively.

As of December 31, 2024, the total future compensation expense related to non-vested RSUs not yet recognized in the consolidated statements of operations was approximately $1,542 and the weighted-average period over which these awards are expected to be recognized is approximately 1.1 year.

The following table summarizes the statement of operations effect of stock-based compensation for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Share-based compensation expense by type:
Stock options	$2,399	$3,221
Restricted stock units	603	628
Total cost related to share-based compensation expense	$3,002	$3,849
Share-based compensation expense by financial statement line item:
Cost of revenue	$476	$582
Research and development	611	610
Selling and marketing	548	658
General and administrative	1,367	1,999
Total cost related to share-based compensation expense	$3,002	$3,849

The tax benefit related to stock compensation expense on net deferred tax assets at December 31, 2024 and 2023 was $812 and $747, respectively.

15. Income Taxes

The income tax benefit/(provision) consisted of the following for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Current income taxes:
Federal	$-	$-
State and local	(169)	(98)
Foreign	(43)	-
Total current	(212)	(98)

Deferred income taxes:
Federal	-	-
State and local	-	-
Total deferred	-	-

Total income tax benefit/(provision)	$(212)	$(98)

The income tax provision attributable to income before income tax benefit for the years ended December 31, 2024 and 2023 differed from the amounts computed by applying the U.S. federal statutory tax rate of 21%, as a result of the following (in thousands):

	Year Ended December 31,
	2024	2023
U.S. federal statutory income tax benefit/(provision)	$(397)	$56
Increase in income tax benefit resulting from:
State and local income tax benefit/(provision), net of federal effect	(135)	(69)
Change in the valuation allowance for net deferred income tax assets	(246)	219
Stock-based compensation	595	(418)
Other, net	(29)	114
Income tax benefit/(provision)	$212)	$(98)

As of December 31, 2024 and 2023, significant components of net deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2024	2023
Deferred income tax assets:
Accrued expenses	$290	$392
Deferred revenue	661	466
Net operating loss carry-forwards	5,729	6,451
Stock-based compensation	812	747
Other	14	20
Total deferred tax assets	7,506	8,076
Valuation allowances	(5,417)	(4,782)
Net deferred tax assets	2,089	3,294

Deferred tax liabilities:
Property and equipment	(15)	(41)
Prepaid expenses and other	(1,028)	(723)
Intangible assets	(1,046)	(2,530)
Total deferred tax liabilities	(2,089)	(3,294)

Net deferred tax assets (liabilities)	$-	$-

As of December 31, 2024, we had NOL and research credit carry-forwards for U.S. federal income tax reporting purposes of approximately $17,372 and $2, respectively. $7,002 of the NOLs will begin to expire in 2032 through 2037, and the remaining $10,370 of the NOLs will not expire. The research tax credit will begin to expire in 2039 through 2040. Approximately $1,230 of the NOL carryforwards and $2 of the research credit carryforwards relate to the NetSapiens and Centric acquisitions.  A valuation allowance of $5,417 and $4,782 was recorded against our gross deferred tax asset balance as of December 31, 2024 and 2023, respectively.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more-likely-than-not that such assets will not be realized. In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods by jurisdiction, unitary versus stand-alone state tax filings, our experience with loss carryforwards expiring unutilized, and all tax planning alternatives that may be available. As of December 31, 2024, management reviewed the weight of all the positive and negative evidence available. Management reviewed negative evidence such as three years of cumulative pretax loss in the U.S. federal tax jurisdiction, and positive evidence such as projections of future pretax income and the duration of statutory carry-forward periods. As of December 31, 2024 the Company has a cumulative pretax loss for the three year lookback excluding the gain on the sale of property and equipment, which is considered significant objectively verifiable negative evidence. Management also evaluated projections of future pretax income and the duration of statutory carry-forward periods to determine if the NOL carryforwards could be utilized in whole or in part before they expire unutilized. Forecasts and projections of future income are inherently subjective and therefore generally are given less weight, based on the extent to which the assumptions can be objectively verified based on historical experience. Although historical trends utilized in our projections are objectively verifiable we assigned less weight to this positive evidence given the subjective nature of assumptions in projections. Management reviewed negative evidence related to experience of credits and loss carryforwards expiring unutilized, and determined that although negative evidence exists, it was not significant evidence, as the current loss carryforwards do not begin to expire until 2032 and therefore risk is minimal. After reviewing the weight of the positive and negative evidence, management determined that the positive evidence was not sufficient enough to overcome the negative evidence of cumulative pretax losses for the three-year lookback to conclude that it is more likely than not that deferred tax assets of $5,417 are realizable.  Therefore, a valuation allowance of $5,417 was recorded against our gross deferred tax asset balance as of December 31, 2024.

We also have state NOL and research and development credit carryforwards of approximately $30,266 and $13, which expire on specified dates as set forth in the rules of the various states to which the carryforwards relate. The company has recorded a valuation allowance of $13 and $19 against the research and development credit carryforwards as of December 31, 2024 and 2023, respectively.

Accounting guidance clarifies the accounting for uncertain tax positions and requires companies to recognize the impact of a tax position in their financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. Although we believe our estimates are reasonable, there can be no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our historical income tax provisions and accruals. Such a difference could have a material impact on our income tax provision and operating results in the period in which it makes such determination.

The aggregate changes in the balance of unrecognized tax benefits during the years ended December 31, 2024 and 2023 were as follows (in thousands):

Balance as of January 1, 2023	$-
Reductions due to lapsed statute of limitations	-
Balance as of December 31, 2023	-
Reductions due to lapsed statute of limitations	-
Balance as of December 31, 2024	$-

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax provision in the consolidated statements of operations. There were no accrued interest and penalties as of December 31, 2024 and 2023, respectively.

Our U.S. federal income tax returns for fiscal 2021 through 2024 are open tax years. We also file in various states, with few exceptions, we are no longer subject to state income tax examinations by tax authorities for years prior to fiscal 2019.

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

We currently lease office space in Tempe, Arizona under a non-cancelable operating lease agreement that expires in 2025. On August 9, 2023, in connection with the sale of our corporate office building and land, we entered into a lease agreement to leaseback the property. The operating lease agreement has an initial term of eighteen full calendar months, with an option to terminate the lease on the last day of the twelfth full calendar month with a sixty-day notice. The operating lease agreement includes fixed fees for property tax, insurance, and common area maintenance (CAM). We account for the lease components and non-lease components such as fixed fee property tax and insurance charges as a single lease component. The CAM charges are considered a separate non-lease component of the lease agreement and are excluded from the measurement of the lease liability. We utilized our incremental borrowing rate of 6.58% to determine the present value of lease payments to determine our lease liability. Rental expense for the year ended December 31, 2024 and 2023 was approximately $290 and $111, respectively. Subsequent to the year ended December 31, 2024, the Company terminated the lease agreement as of January 31, 2025.

We currently are in a non-cancelable commercial sublease operating agreement to sublease office space in Tempe Arizona, which is the headquarters for the Company. This sublease commenced on October 1, 2024, and will continue for thirty-seven (37) months through October 31, 2027. The base monthly rent is as follows: October 1, 2024 – September 30, 2025, $28; October 1, 2025 – September 30, 2026, $29, and October 1, 2026 – October 31, 2027, $30. The Company is entitled to three months of rent abatement, which will be January 2025, January 2026, and January 2027. If Operating Costs exceed $20 in a calendar year, then the Company shall be responsible for fifty (50%) percent of the amount exceeding $20. Rental expense for the year ended December 31, 2024 and 2023 was approximately $80 and $0, respectively

We leased office space in Reston, Virginia under a non-cancelable operating lease agreement that expired in October 2024. The operating lease contains customary escalation clauses. Rental expense for the years ended December 31, 2024 and 2023 was approximately $48 and $39, respectively.

We currently lease office space in San Diego, California under a non-cancelable operating lease agreement that expires in 2025. Rental expense for the years ended December 31, 2024 and 2023 was approximately $87 and $84, respectively.

We currently lease office space in Overland Park, Kansas under a non-cancelable operating lease agreement that expires in 2027. The operating lease contains customary escalation clauses. Rental expense for the years ended December 31, 2024 and 2023 was approximately $170 and $196, respectively.

We currently lease other assets under multiple operating leases. The leases expire on various dates through 2027 and the interest rates range from 2.81% to 15.74%. The expense is included in cost of product expenses and totaled approximately $81 and $87 for the years ended December 31, 2024 and 2023, respectively.

We currently lease data center colocation space in Grand Rapids, Michigan, Las Vegas, Nevada, Dallas, Texas and Lenexa, Kansas, under non-cancelable operating lease agreements that expire through 2029. Rental expense for the years ended December 31, 2024 and 2023 was approximately $451 and $388, respectively.

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The Company leases equipment and support under finance lease agreements which extends through 2026. The Company also leases three vehicles under financing agreements and two of the vehicle leases ended in 2023. The outstanding balance for finance leases was $23 and $98 as of December 31, 2024 and 2023, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $486 and $486 as of December 31, 2024 and 2023, respectively. Related accumulated depreciation totaled $403 and $337 as of December 31, 2024 and 2023, respectively. The $40 in support contracts were classified as a prepaid expense and are being amortized over the service period of three years. One support contract expired in January 2021 and the other expired in June 2024. Amortization expense is included in general and administrative expenses and totaled $2 and $5 for the years ended December 31, 2024 and 2023, respectively. The interest rates on the finance lease obligations range from 1.37% and 15.74% and interest expense was $2 and $4 for the years ended December 31, 2024 and 2023, respectively.

The maturity of operating leases and finance lease liabilities as of December 31, 2024 are as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2025	$578	$21
2026	562	3
2027	467	-
2028	62	-
2029	41	-
Total minimum lease payments	1,710	24
Less: amount representing interest	(190)	(1)
Present value of minimum lease payments	$1,520	$23

Lease term and discount rate	December 31, 2024
Weighted-average remaining lease term (years)
Operating leases	3.0
Finance leases	0.6
Weighted-average discount rate
Operating leases	7.5%
Finance leases	4.3%

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,039	$674
Operating cash flows from finance leases	2	5
Financing cash flows from finance leases	(75)	(95)

Non-cash investing and financing activities:
Additions to ROU assets obtained from:
New operating lease liabilities	$1,236	$349
New finance lease liabilities	-	-

17. Commitments and Contingencies

Annual Employee Bonus Plan Accrual

We utilize incentive bonuses to reward performance achievements, which provides potential annual cash bonus awards to Company employees, including Named Executive Officers (“NEOs”). Under the Bonus Plan, the Compensation Committee of the Board of Directors of the Company (the “Board”) has established a bonus pool of $896, for our NEOs and executive management team for the year ended December 31, 2024. The Board established a bonus pool of $272 for our non-executive employees, for the year ended December 31, 2024. Participants will be eligible to receive cash bonus awards based upon annual performance targets established by the Compensation Committee for the year ended December 31, 2024, relating to annual revenue and adjusted EBITDA. Awards will be paid on a tiered scale based upon actual performance as a percentage of the performance targets with a floor and cap. Payments for individual performance targets met or exceeded are payable, whether or not all performance targets are met, consistent with the weighted amounts for each performance target within the bonus pools. Bonus awards for NEOs and executive management will be weighted 50% on annual revenue and 50% on Adjusted EBITDA. No bonus will be awarded for any performance target for which actual performance is less than 90% of target. At 90% or greater actual performance relative to the target, 50% of the weighted bonus amount for the performance target is payable. From 90% to 100% actual performance relative to the target, the remaining 50% of the weighted bonus amount is awarded pro rata with the percentage of actual performance exceeding 90% of target (i.e., each 1% excess over 90% of performance target equals 5% of the weighted bonus amount payable). If actual performance reaches 110% of performance target or greater for any individual performance target, then an additional 10% of the amount apportioned to that performance target will be payable as an additional bonus. Based on our financial performance for the year ended December 31, 2024, 100% of the revenue target was achieved and 110% of the Adjusted EBITDA was achieved. The Company accrued $1,197 for the employee bonus plan, which is included in accrued expenses in the accompanying consolidated balance sheet at December 31, 2024.

Purchase Obligations

In February 2024, the Company entered into a $5.4 million non-cancellable five-year hosting service contract with Oracle, a third-party network service provider. The contract includes minimum quarterly commitments and the requirements to maintain the service level for the entire contract period. Under this agreement, $757 will be due during fiscal 2025, $1.2 million will be due during fiscal 2026, $1.3 million will be due during fiscal 2027, $1.5 million will be due during fiscal 2028, and $405 will be due during fiscal 2029. During the year ended December 31, 2024, the Company has expensed $405 of the purchase obligation and $234 is included in accrued expenses at December 31, 2024.

Legal Proceedings

In the ordinary course of business, the Company may be involved in a variety of claims, lawsuits, investigations, and other proceedings, including patent infringement claims, employment litigation, regulatory compliance matters, and contractual disputes, that can arise in the normal course of the Company's operations. The Company recognizes a provision when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts the amount of the provision to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. As of December 31, 2024, the Company does not have a recorded liability for estimated losses. Legal costs are expensed as incurred.

18. Employee Benefit Plan

We have established a retirement savings plan for eligible employees. The plan allows employees to contribute a portion of their pre-tax compensation in accordance with specified guidelines. For the years ended December 31, 2024 and 2023, we contributed approximately $538 and $517, respectively to the retirement savings plan.

19. Segments

The Company has two reportable operating segments, which consist of cloud telecommunications services and software solutions and uses segment income/(loss) from operations to assess performance against forecasted results and allocate resources to its segments. Segment income/(loss) from operations is determined on the same basis as consolidated income/(loss) from operations presented in the Company’s consolidated statements of operations. The cloud telecommunications services segment generates revenue from selling cloud telecommunication services, products, and other internet services. The software solutions segment generates revenue from selling perpetual software licenses and software subscriptions, subscription maintenance and support, and professional services.

Our chief operating decision maker (CODM) is our Chief Executive Officer, Jeffrey G. Korn.  The CODM uses segment income/(loss) from operations before income taxes for purposes of allocating resources and evaluating financial performance predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis using the segment income/(loss) before taxes measure when making decisions about allocating capital and personnel to the segments. The CODM does not review assets in evaluating the results of the operating segments, and therefore, such information is not presented. Segment revenue, significant segment expenses, income/(loss) from operations, other income/(expense) and income/(loss) before income tax for the years ended December 31, 2024 and 2023 are as follows (in thousands):

Year Ended December 31, 2024	Cloud	Software
(In thousands)	Telecommunications	Solutions	Total
	Segment	Segment	Consolidated
Service revenue	$31,849	$-	$31,849
Software solutions revenue	-	23,374	23,374
Product revenue	5,615	-	5,615
Consolidated revenue	37,464	23,374	60,838

Less: significant and other segment expenses
Employee expenses	16,173	11,038	27,211
Commissions	5,151	996	6,147
Contractor expense	1,722	1,674	3,396
Depreciation and amortization	1,402	1,928	3,330
Other segment items(1)	12,762	6,168	18,930
Total operating expense	37,210	21,804	59,014

Segment income/(loss) from operations	254	1,570	1,824

Less: other segment income/(expense)
Interest income	191	-	191
Interest expense	(42)	-	(42)
Other income/(expense)	10	(94)	(84)

Income/(loss) before income tax	$413	$1,476	$1,889

Income tax benefit/(provision)			(212)

Net income/(loss)			$1,677

______________________

(1)	Other segment items primarily includes third-party telecommunication charges, cost of product revenue, software costs, data center costs, and other overhead expenses.

Year Ended December 31, 2023	Cloud	Software
(In thousands)	Telecommunications	Solutions	Total
	Segment	Segment	Consolidated
Service revenue	$29,668	$-	$29,668
Software solutions revenue	-	18,047	18,047
Product revenue	5,484	-	5,484
Consolidated revenue	35,152	18,047	53,199

Less: significant and other segment expenses
Employee expenses	17,301	9,509	26,810
Commissions	3,950	560	4,510
Contractor expense	1,462	1,661	3,123
Depreciation and amortization	1,553	2,020	3,573
Other segment items(1)	12,369	4,503	16,872
Total operating expense	36,635	18,253	54,888

Segment income/(loss) from operations	(1,483)	(206)	(1,689)

Less: other segment income/(expense)
Interest income	2	-	2
Interest expense	(115)	-	(115)
Gain on sale of property and equipment	1,459	-	1,459
Other income/(expense)	13	66	79

Income/(loss) before income tax	$(124)	$(140)	$(264)

Income tax benefit/(provision)			(98)

Net income/(loss)			$(362)

______________________

(1)	Other segment items primarily includes third-party telecommunication charges, cost of product revenue, software costs, data center costs, and other overhead expenses.

The Company operates in two geographic areas, the United States and international. Revenue by geography is based on the location of the customer from which the revenue is earned. Revenue by geographic location is as follows (in thousands):

	Year Ended
	2024	2023
United States	$57,318	$50,662
International	3,520	2,537
Total revenue	$60,838	$53,199

20. Quarterly Financial Information (in thousands, unaudited)

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Consolidated	2024	2024	2024	2024
Service revenue	$7,845	$8,067	$7,953	$7,984
Software solutions revenue	5,146	5,325	5,860	7,043
Product revenue	1,295	1,293	1,814	1,213
Total revenue	14,286	14,685	15,627	16,240
Operating expenses:
Cost of service revenue	3,109	3,246	3,336	3,396
Cost of software solutions revenue	1,392	1,445	1,686	2,270
Cost of product revenue	730	696	1,081	708
Selling and marketing	4,027	3,958	4,221	4,332
General and administrative	3,296	3,432	3,695	3,406
Research and development	1,249	1,328	1,473	1,502
Total operating expenses	13,803	14,105	15,492	15,614
Income/(loss) from operations	483	580	135	626
Total other income/(expense), net	(22)	35	59	(7)
Income/(loss) before income tax	461	615	194	619
Income tax benefit/(provision)	(27)	(27)	(46)	(112)
Net income/(loss)	$434	$588	$148	$507

Basic earnings per common share (1)	$0.02	$0.02	$0.01	$0.02
Diluted earnings per common share (1)	$0.01	$0.02	$0.00	$0.02

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Consolidated	2023	2023	2023	2023
Service revenue	$7,158	$7,308	$7,517	$7,685
Software Solutions	4,108	3,930	4,691	5,318
Product revenue	1,225	1,432	1,666	1,161
Total revenue	12,491	12,670	13,874	14,164
Operating expenses:
Cost of service revenue	3,044	3,095	3,173	3,294
Cost of software solutions	1,185	1,293	1,328	1,822
Cost of product revenue	839	881	923	688
Selling and marketing	3,809	3,613	3,502	3,747
General and administrative	3,997	3,167	3,309	3,320
Research and development	1,191	1,138	1,275	1,255
Total operating expenses	14,065	13,187	13,510	14,126
Income/(loss) from operations	(1,574)	(517)	364	38
Total other income/(expense), net	16	(4)	1,373	40
Income/(loss) before income tax	(1,558)	(521)	1,737	78
Income tax benefit/(provision)	(24)	(24)	(33)	(17)
Net income/(loss)	$(1,582)	$(545)	$1,704	$61

Basic earnings per common share (1)	$(0.06)	$(0.02)	$0.07	$0.00
Diluted earnings per common share (1)	$(0.06)	$(0.02)	$0.06	$0.00

______________________

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2024 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provided reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board of Directors

Set forth in the table below are the names, ages and positions of each Director on our Board.  None of our directors or executive officers has any family relationship to any other director or executive officer.

Name	Age	Position
Jeffrey G. Korn	67	Chairman
Steven G. Mihaylo	81	Chairman Emeritus
Jeffrey P. Bash	83	Director
Anil Puri	76	Director
David Williams	70	Director
Todd A. Goergen	52	Director
Kevin Jackson	61	Director
L. Jasmine Kim	61	Director

Set forth below is a brief description of the business experience for at least the previous five years of our directors:

Jeffrey G. Korn

Mr. Korn is a highly accomplished professional with over 13 years of experience in the telecommunications industry and over twenty-five years of being a corporate executive. Mr. Korn holds the distinction of being Crexendo’s longest-standing employee. Throughout his tenure, Korn has played a pivotal role in Crexendo's transformation into a leading provider in the telecommunications sector.

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

The Company believes that Dr. Puri is a valuable member of the Board due to his knowledge and experience as an established scholar in economic analysis. Dr. Puri is a Class II director, and his term will expire at our 2026 annual meeting of stockholders.

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

The Company believes that Mr. Bash is a valuable member of the Board due to his knowledge and experience in investing, corporate finance and strategic planning. Mr. Bash is a Class II director, and his term will expire at our 2026 annual meeting of stockholders

Kevin Jackson

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

The Company believes that Mr. Jackson is a valuable member of the Board due to his knowledge and experience in engineering and sales. Mr. Jackson is a Class II director, and his term will expire at our 2026 annual meeting of stockholders.

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

The Company believes that Ms. Kim is a valuable member of the Board due to her knowledge and experience in marketing and customer engagement. Ms. Kim is a Class II director, and her term will expire at our 2026 annual meeting of stockholders.

EXECUTIVE OFFICERS

The name, age, position and a brief account of the business experience of each of our executive officers as of December 31, 2024 are set forth below:

Name	Age	Position
Jeffrey G. Korn	67	Chief Executive Officer
Doug Gaylor	59	Chief Operating Officer and President
Ron Vincent	49	Chief Financial Officer
Jon Brinton	60	Chief Revenue Officer
Anand Buch	53	Chief Strategy Officer and Director
David Wang	64	Chief Technology Officer

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

Anand Buch

Mr. Buch was a founder of NetSapiens and served as the Chief Executive Officer of NetSapiens since 2006. In his 15 years of serving as NetSapiens’ Chief Executive Officer, Mr. Buch leverages his multi-disciplinary experience in business and technology to guide the conception, realization, and delivery of new solutions to the marketplace. Prior to that he served as Chief Operating Officer at NetSapiens from 2002 to 2006. Before founding NetSapiens Mr. Buch held various engineering and leadership roles at Nuera Communications and its original parent company PCSI, both pioneering companies in the areas of voice and data network convergence and VoIP.  Mr. Buch holds a MBA degree from San Diego State University, and an Electrical Engineering degree from the University of Illinois, Urbana Champaign. Mr Buch, served as a member of our Board from June 1, 2021 until August 1, 2024.

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

CORPORATE GOVERNANCE

Board Meetings

During the year ended December 31, 2024, our Board met six times. Each director attended at least 75% of the aggregate of the total number of meetings of our Board and the total number of all meetings held by committees on which he served during the year ended December 31, 2024. All of our directors are invited, but not required, to attend the Annual Meeting. Our Chairman of the Board, Mr. Korn attended the 2024 Annual Meeting.

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

Audit Committee

Mr. Williams serves as Chairman of our Audit Committee. Our Audit Committee held four meetings during the year ended December 31, 2024 and operates under a charter adopted by our Board on December 3, 2003. The charter is available on our website at www.crexendo.com. Our Audit Committee is responsible for reviewing and discussing our audited financial statements with management, discussing information with our auditors relating to the auditors’ judgments about the quality of our accounting policies and procedures, recommending to our Board that the audited financials be included in our Annual Report on Form 10-K and overseeing compliance with the Securities and Exchange Commission requirements for disclosure of auditors' services and activities.

Our Board of Directors has determined that David Williams, Chairman of our Audit Committee, is an audit committee financial expert as defined in Item 407(d) of Regulation S-K under the Securities Exchange Act of 1934, as amended. No Audit Committee member serves on more than three publicly-traded companies.

Compensation Committee

Mr. Goergen serves as Chairman of our Compensation Committee. The Compensation Committee held five meetings during the year ended December 31, 2024 and evaluates the performance of executives, pursuant to the Compensation Committee Charter, a copy of which is posted on our website at www.crexendo.com. The Compensation Committee has decision-making authority with respect to the compensation of our named executive officers, including our Chief Executive Officer. The Committee also administers our long-term incentive plans and has decision-making authority with respect to stock option grants to employees.

In carrying out its responsibilities, the Compensation Committee may engage outside consultants as it determines to be appropriate.

Nominating Committee

Mr. Bash serves as the Chairman of our Nominating Committee. The Nominating Committee held one meeting during the year ended December 31, 2024 and reviews and suggests candidates for election or appointment to our Board, and operates pursuant to our Nominating Committee Charter, a current copy of which is posted on our website at www.crexendo.com. Our Nominating Committee may attempt to recruit persons who possess the appropriate skills and characteristics required of members of our Board. Our Nominating Committee may use any reasonable means for recruitment of potential members including their own expertise or the use of one or more third-party search firms to assist with this purpose.

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

Stockholder Communications

Stockholders and other interested parties who wish to communicate with non-management directors of the Company should send their correspondences to: Crexendo Non-Management Directors, Crexendo, Inc., 1225 W. Washington Street, Suite 213, Tempe, Arizona 85288, or by email to nonmanagementdirectors@crexendo.com. All communications are forwarded directly to the appropriate non-management director.

Anti-Hedging Policy

Our Policy prohibits our directors, officers, certain employees and their immediate family members or entities under their control, from engaging in the following transactions involving the Company’s securities: short sales, options trading, trading on margin or pledging and hedging, unless approved in advance by our General Counsel.

DIRECTOR COMPENSATION

The annual pay package for non-employee directors is designed to attract and retain highly qualified professionals to represent our stockholders. We also reimburse our directors for travel, lodging and related expenses they incur on company-related business, including Board and committee meetings. In setting director compensation, we consider the amount of time that directors spend in fulfilling their duties to the Company as well as the skill level required by our directors. Directors who are also employees receive no additional compensation for serving on our Board. For the year ended December 31, 2024, non-employee director compensation consisted of the following.

Cash Compensation. For the year ended December 31, 2024, our non-employee directors received quarterly cash compensation of $4,000 per quarter.

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

The following table summarizes the compensation earned by and paid to our non-employee directors for the year ended December 31, 2024:

Director	Fees Earned or Paid in Cash	Option Awards (1)		All Other Compensation		Total
Steve Mihaylo	$-	$53	(2)	$154	(8)	$207
Todd A. Goergen	$16	$53	(3)	$-		$69
Jeffrey P. Bash	$16	$53	(4)	$-		$69
David Williams	$16	$53	(5)	$-		$69
Anil Puri	$16	$53	(6)	$-		$69
Kevin Jackson	$16	$53	(7)	$21	(9)	$90
L. Jasmine Kim	$16	$53	(7)	$-		$69

(1)

The amounts shown in the “Option Awards” column represent the aggregate grant date fair value of the options granted to the directors, computed in accordance with accounting guidance. Estimates of forfeitures related to service-based vesting conditions have been disregarded. The assumptions used in the calculation of these amounts are included in the notes to our consolidated financial statements for the year ended December 31, 2024, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2025.

(2)	As of December 31, 2024, Mr. Mihaylo held unexercised options to purchase an aggregate of 216,234 shares of our common stock
(3)	As of December 31, 2024, Mr. Goergen held unexercised options to purchase an aggregate of 116,500 shares of our common stock
(4)	As of December 31, 2024, Mr. Bash held unexercised options to purchase an aggregate of 126,500 shares of our common stock
(5)	As of December 31, 2024, Mr. Williams held unexercised options to purchase an aggregate of 129,000 shares of our common stock
(6)	As of December 31, 2024, Mr. Puri held unexercised options to purchase an aggregate of 111,500 shares of our common stock
(7)	As of December 31, 2024, each of Jackson and Kim held unexercised options to purchase an aggregate of 15,000 shares of our common stock.
(8)	As of December 31, 2024, Mr. Mihaylo held a consulting agreement with the Company. In exchange for his consulting services, Mr. Mihaylo is to receive monthly consideration of $14 or $168 annually.
(9)	During the year ended December 31, 2024, Mr. Jackson provided $21 of marketing consulting services. These services ended October 31, 2024.

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

                Base Pay. Base salaries of the NEOs are set at levels that the Compensation Committee believes are generally competitive with our market peers so as to attract, reward, and retain executive talent. The Compensation Committee may opt to pay higher or lower amounts depending on individual circumstances. The Compensation Committee sets the base pay of the Chief Executive Officer and the other NEOs. Annual adjustments are influenced by growth of our operations, revenues and profitability, individual performance, changes in responsibility, and other factors. The table below summarizes base pay for our NEOs as of December 31, 2024:

Name	Base Pay	Position
Jeff Korn	$325	Chief Executive Officer and Chairman of the Board
Doug Gaylor	$325	Chief Operating Officer and President
Ron Vincent	$325	Chief Financial Officer
Jon Brinton	$280	Chief Revenue Officer
Anand Buch	$275	Chief Strategy Officer and Director
David Wang	$275	Chief Technology Officer

Non-equity Incentive Bonus Plan.  We have utilized incentive bonuses to reward performance achievements and have in place annual target incentive bonuses for certain of our executive officers, payable either in whole or in part, depending on the extent to which the financial performance goals set by the Compensation Committee are achieved. During fiscal 2024, the target bonus amount for Messrs. Korn, Gaylor, Vincent, Brinton, Buch, and Wang was $90.

Under our 2024 Employee Bonus Plan, incentive bonuses for all of the participants, including the participating NEOs, were determinable based upon two measures of corporate financial performance. The two performance target are; (a) the revenue for the year ended December 31, 2024 must exceed the budgeted revenue approved by the Board; and (b) Adjusted EBITDA must exceed the budgeted Adjusted EBITDA approved by the board. Each performance target was equal to 50% of the annual incentive bonuses. The Compensation Committee selected these performance goals because it believed that these measures aligned with the 2024 priorities for our business and reflected value generated for our stockholders, and therefore relying on these goals for the determination of the bonuses tied payment of bonuses to creation of stockholder value.

For the revenue and adjusted EBITDA financial performance components, the Compensation Committee established a target in which the participating executive could earn between zero and 110% ratably. The revenue and adjusted EBITDA performance targets were as follows:

Performance Measures	Target
($ in thousands, excluding Stock Price)
Revenue	$58,400
Adjusted EBITDA	$6,800

The table below illustrates the minimum, target, and maximum bonus amounts potentially payable to our named executive officers under the 2024 Employee Bonus Plan for the revenue and adjusted EBITDA financial performance components:

Name	Minimum	Target	Maximum
Jeff Korn	$-	$90	$99
Doug Gaylor	$-	$90	$99
Ron Vincent	$-	$90	$99
Jon Brinton	$-	$90	$99
Anand Buch	$-	$90	$99
David Wang	$-	$90	$99

At the time that the 2024 Employee Bonus Plan was developed, the Compensation Committee believed that these targets presented achievable goals, but were not necessarily certain, and achievement depended upon successful execution of our business plan. Bonuses are reviewed and approved by the Compensation Committee, which determined the performance and operational criteria necessary for award of such bonuses. The actual bonus amount earned by each participating executive was determined by the Compensation Committee based upon attainment of the performance criteria after our 2024 financial results were reviewed and approved by the Audit Committee of the Board. Applying the formula described herein to our 2024 financial performance, the Compensation Committee determined that for the year ended December 31, 2024, the Company achieved both measures: (a) the revenue performance target, and (b) the adjusted EBITDA performance target. Accordingly, the Compensation Committee authorized and approved a payment of $1,197 of annual bonuses to the 2024 Employee Bonus Plan participants, including our NEOs. Messrs. Korn, Gaylor, Vincent, Brinton, Buch and Wang each received bonuses of $95, which represents approximately 29%, 29%, 29%, 34%, 34%, and 34%, respectively, of their annual base salary in 2024.

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

Discretionary Bonuses. We have utilized discretionary bonuses to reward performance achievements for certain of our executive officers. Discretionary bonuses are approved by the Compensation Committee. During fiscal 2024, there were no discretionary bonuses.

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

The Compensation Committee reviews and considers executive compensation under Section 162(m) of the Internal Revenue Code. In certain situations, the Compensation Committee may approve compensation that will not be deductible under the requirements of Code Section 162(m) in order to ensure competitive levels of total compensation for our executive officers. For the years ended December 31, 2024 and 2023, the compensation paid to the NEOs did not exceed the limitations imposed by Code Section 162(m).

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of our NEOs for the year ended December 31, 2024 (marked as “2024” in the year column), and for the year ended December 31, 2023 (marked as “2023” in the year column):

Name and Principal Position	Year	Salary	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Plan (2)	All Other Compensation	Total Compensation
Jeff Korn (3)	2024	$325	$322	$-	$95	$19	$761
Chief Executive Officer	2023	$298	$113	$-	$86	$12	$509

Steven G. Mihaylo	2024	$-	$-	$-	$-	$-	$-
Former Chief Executive Officer	2023	$-	$-	$13	$-	$-	$13

Doug Gaylor (4)	2024	$325	$268	$-	$95	$26	$714
Chief Operating Officer & President	2023	$325	$113	$-	$86	$23	$547

Ron Vincent (5)	2024	$325	$268	$-	$95	$26	$714
Chief Financial Officer	2023	$300	$113	$-	$86	$25	$524

Jon Brinton (6)	2024	$280	$188	$-	$95	$13	$576
Chief Revenue Officer	2023	$275	$47	$-	$86	$16	$424

Anand Buch (7)	2024	$275	$268	$-	$95	$11	$649
Chief Strategy Officer	2023	$297	$47	$-	$86	$11	$441

David Wang (8)	2024	$275	$188	$-	$95	$13	$571
Chief Technology Officer	2023	$297	$47	$-	$86	$11	$441

(1)

The amounts shown in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value of the options and restricted stock units granted to the NEOs, computed in accordance with accounting guidance. Estimates of forfeitures related to service-based vesting conditions have been disregarded. The assumptions used in the calculation of these amounts are included in notes to our consolidated financial statements for the year ended December 31, 2024, included herein.

(2)	The amounts shown in the “Non-equity Incentive Plan” column represent the non-equity incentive bonuses earned under the 2024 and 2023 Employee Bonus Plans.
(3)

All other compensation for Mr. Korn consists of matching contributions to the 401(k) Plan, automobile allowance, gym membership, and other miscellaneous benefits. None of the other compensation exceeded $10, except for matching contributions to the 401(k) Plan, which was $12.

(4)

All other compensation for Mr. Gaylor consists of matching contributions to the 401(k) Plan, automobile allowance, gym membership, and other miscellaneous benefits. None of the other compensation exceeded $10, except for matching contributions to the 401(k) Plan, which was $13.

(5)

All other compensation for Mr. Vincent consists primarily of matching contributions to the 401(k) Plan, automobile allowance, gym memberships, and other miscellaneous benefits. None of the other compensation exceeded $10, except for matching contributions to the 401(k) Plan, which was $13.

(6)	All other compensation for Mr. Brinton consists primarily of matching contributions to the 401(k) Plan, gym membership, and other miscellaneous benefits, none of which exceeded $10.
(7)	All other compensation for Mr. Buch consists of matching contributions to the 401(k) Plan, which was $11.
(8)	All other compensation for Mr. Wang consists of matching contributions to the 401(k) Plan, which was $13.

Outstanding Equity Awards as of December 31, 2024

The table below provides information on the holdings of stock options and stock awards by the NEOs as of December 31, 2024.

	Option Awards					Stock Awards

Name	Number of Securities of Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (in thousands)
Jeff Korn	75,000	-		$6.26	10/21/2027	-	$-
	50,000	-		$6.63	3/9/2028	-	$-
	40,000	-		$5.78	11/9/2031	-	$-
	18,050	6,950	(1)	$2.72	10/24/2032	-	$-
	-	-		$-		45,000	$235	(2)

Doug Gaylor	10,000	-		$2.93	3/9/2025	-	$-
	40,000	-		$2.25	2/12/2026	-	$-
	75,000	-		$6.26	10/21/2027	-	$-
	50,000	-		$6.63	3/9/2028	-	$-
	40,000	-		$5.78	11/9/2031	-	$-
	18,050	6,950	(1)	$2.72	10/24/2032	-	$-
	-	-		$-		37,500	$196	(2)

Ron Vincent	35,000	-		$2.93	3/9/2025	-	$-
	75,000	-		$6.26	10/21/2027	-	$-
	50,000	-		$6.63	3/9/2028	-	$-
	40,000	-		$5.78	11/9/2031	-	$-
	18,050	6,950	(1)	$2.72	10/24/2032	-	$-
	-	-		$-		37,500	$196	(2)

Jon Brinton	100,000	-		$6.32	11/16/2027	-	$-
	20,000	-		$6.63	3/9/2028	-	$-
	30,000	-		$5.78	11/9/2031	-	$-
	18,050	6,950	(1)	$2.72	10/24/2032	-	$-
	-	-		$-		26,250	$137	(2)

Anand Buch	788,312	-		$0.91	3/11/2026	-	$-
	18,050	6,950	(1)	$2.72	10/24/2032	-	$-
	-	-		$-		37,500	$196	(2)

David Wang	622,086	-		$0.91	3/11/2026	-	$-
	18,050	6,950	(1)	$2.72	10/24/2032	-	$-
	-	-		$-		26,250	$137	(2)

(1)	Remaining unexercisable options vest ratably on a monthly basis through October 24, 2025.
(2)	Remaining restricted stock units vest ratably on a quarterly basis through March 5, 2027.

Option Exercises and Stock Vested

The following table presents information about the exercise of stock options and vesting of stock awards by NEOs during the year ended December 31, 2024.

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Jeff Korn	25,000	$64	15,000	$65
Doug Gaylor	52,500	$175	12,500	$54
Ron Vincent	25,000	$96	12,500	$54
Jon Brinton	-	$-	8,750	$38
Anand Buch	312,052	$1,265	12,500	$54
David Wang	202,367	$837	8,750	$38

Equity Compensation Plan Information

The following table presents information about our common stock that was issuable upon the exercise of options, warrants and rights under existing equity compensation plans as of December 31, 2024.

Plan Category	Number of Securities To Be Issued Upon Exercise Of Outstanding Options	Weighted-average Exercise Price Of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved By Securities Holders	7,121,550	$1.86	1,611,736
Equity Compensation Plans Not Approved By Securities Holders	-	-	-
Total	7,121,550	$1.86	1,611,736

CEO Pay Ratio

Pursuant to Item 402(u) of Regulation S-K and Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Company is required to provide the ratio of the annual total compensation of Mr. Korn, who served as the Company’s Chief Executive Officer in 2024, to the annual total compensation of the median employee of the Company for 2024.

To identify and to determine the annual total compensation of the median employee in 2024, we used the following methodology:

•	As of December 31, 2024, we employed 171 employees, which excludes non-United States employee.
•	We collected payroll data of all active full-time and part-time employees as of December 31, 2024 which is also the date the Company selected for identifying its median employee.
•

We used total cash compensation and the fair value of equity awards granted in 2024 as of December 31, 2024, which includes base pay, bonus, commissions, stock options, and RSUs, which we believe reasonably reflects the annual compensation of our employees and consistently applies to all our employees.

•	We annualized total cash compensation for full-time and part-time employees who were hired in 2024.
•

Using this methodology, we determined that the median employee was a non-exempt, full-time employee located in the U.S. with an annual total compensation of $89 for 2024, calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, which is the same manner in which Mr. Korn’s annual total compensation was calculated in the Summary Compensation Table.

As reported in the Summary Compensation Table, Mr. Korn’s annual total compensation for 2024 was $761. Based on this information, for 2024, the ratio of the compensation of Mr. Korn to the median annual total compensation of all other employees (other than Mr. Korn) was estimated to be 9:1.

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

PEO and non-PEO NEOs Compensation and Company Performance Disclosures

Year	Summary Compensation Table Total for PEO (1)	Compensation Actually Paid to PEO (1)	Average Summary Compensation Table Total for Other NEOs (2)	Average Compensation Actually Paid to Other NEOs (2)	Value of Fixed $100 Investment Based on Total Shareholder Return (3)	Net income/(loss) (In Thousands)
2024	$761	$739	$645	$633	$275	$1,677
2023	$509	$554	$475	$509	$97	$(362)

(1)	For 2023 and 2024, our PEO was Jeff Korn.
(2)	For 2024 and 2023, our Other NEOs were Jon Brinton, Anand Buch, Doug Gaylor, Ron Vincent, and David Wang.
(3)

The amounts represent an initial value of $100 on December 31, 2021 at the end of fiscal years ended December 31, 2023 and December 31, 2024 and assumes that all dividends (if applicable) were reinvested.

Reconciliation of Summary Compensation Table to Compensation Actually Paid

A reconciliation of adjustments from our summary compensation table total to compensation actually paid for our PEO and Other NEOs is presented in the table below:

	2024		2023
Adjustments	PEO Jeff Korn	Other NEOs*	PEO Jeff Korn	Other NEOs*
SCT Total	$761	$645	$509	$475
(a)	$(322)	$(236)	$(113)	$(73)
(b)	$235	$172	$-	$-
(c)	$3	$10	$94	$71
(d)	$65	$44	$113	$73
(e)	$(3)	$(2)	$(1)	$1
(f)	$-	$-	$(48)	$(38)
CAP Total	$739	$633	$554	$509

* Amounts presented are averages for the entire group of Other NEOs in each respective year

(a)	(Deduct): Aggregate value for stock awards and option awards included in SCT for the covered fiscal year.
(b)	Add: The year-end fair value of any equity awards granted during the covered fiscal year that are outstanding and unvested as of the end of the fiscal year.
(c)	Add (Deduct): The change in fair value of any awards granted in prior years that are outstanding and unvested as of the end of the fiscal year.
(d)	Add: The fair value as of the vesting date of any awards that are granted and vest in the same year.
(e)	Add (Deduct): For awards granted in prior years that vest in the fiscal year, the change in the fair value from the end of the prior fiscal year to the vesting date.
(f)	(Deduct): For awards granted in prior years that are determined to fail to meet the applicable vesting conditions, deduct the amount equal to the fair value at the end of the prior fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS’ MATTERS

The following table sets forth, as of December 31, 2024, the number of shares of our common stock beneficially owned by each of the following persons and groups and the percentage of the outstanding shares owned by each person and group including: (i) each person who is known by us to be the owner of record or beneficial owner of more than 5% of the outstanding shares of our common stock; (ii) each director and nominee; (iii) each of our named executive officers; and (iv) all of our current directors and executive officers as a group.

With respect to certain of the individuals listed below, we have relied upon information set forth in statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act. Except as otherwise noted below, the address of each person identified in the following table is c/o Crexendo, Inc., 1225 W. Washington Street Suite 213, Tempe, AZ 85288.

Name of Beneficial Owner	Shares Owned	Number of Outstanding RSUs and Options (1)	Total Beneficial Ownership (2)	Percent of Class Beneficially Owned
NEO's and Directors
Steven G. Mihaylo (3)	11,297,565	199,909	11,497,474	41.3%
Anand Buch	553,502	806,362	1,359,864	4.8%
David Wang	443,079	640,136	1,083,215	3.8%
Doug Gaylor	227,110	233,050	460,160	1.7%
Jeffrey G. Korn	249,730	183,050	432,780	1.6%
Ron Vincent	157,198	218,050	375,248	1.3%
Jeffrey P. Bash	243,492	114,345	357,837	1.3%
Todd A. Goergen (4)	228,676	104,345	333,021	1.2%
Jon Brinton	105,849	168,050	273,899	1.0%
David Williams	28,227	116,845	145,072	0.5%
Anil Puri	43,911	99,345	143,256	0.5%
Kevin Jackson	0	5,625	5,625	0.0%
L. Jasmine Kim	0	5,625	5,625	0.0%
All current directors and executive officers as a group (13 persons)	13,578,339	2,894,737	16,473,076	54.0%

(1)	Reflects options that will be exercisable or vested, as the case may be, as of December 31, 2024, or within 60 days thereafter.

(2)

Beneficial ownership is determined in accordance with the rules of the SEC, based upon 27,621,557 shares of common stock outstanding on December 31, 2024. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days following December 28, 2024 and restricted stock units that are scheduled to vest within 60 days of December 31, 2024 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name.

(3)

Shares owned consists of 4,647,192 shares held personally, 6,570,373 shares in The Steven G. Mihaylo Trust dated August 19, 1999, as amended, of which Steven G. Mihaylo is the Trustee, and 80,000 shares in The Steven Mihaylo and Lois Mihaylo Foundation.

(4)	Shares owned consists of 46,834 shares held personally and 181,842 shares held by his family’s private equity firm Ropart Asset Management FD II LLC.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on a review of reports and representations submitted to us, all reports regarding beneficial ownership of our securities required to be filed under Section 16(a) for the year ended December 31, 2024 were timely filed.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees of Independent Registered Public Accounting Firm

We have set forth below the aggregate fees paid or accrued for professional services rendered by Urish Popeck during the years ended December 31, 2024 and 2023. All of the services described in the following fee table were approved in conformity with the Audit Committee’s pre-approval process.

	Year Ended December 31, 2024	Year Ended December 31, 2023
Audit Fees (1) (audit of our annual financial statements, review of our quarterly financial statements, review of our SEC filings and correspondence with the SEC)	$253	$253
Tax Fees (2)	145	123
M&A Consultation Fees (3)	-	-
	$398	$376

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

Documents filed as part of this Report:

1.	Financial Statements – consolidated financial statements of Crexendo, Inc. and subsidiaries as set forth under Item 8 of this Report.
2.	The Financial Statement Schedule on page 92 of this Annual Report.
3.	Exhibit Index as seen below.

EXHIBIT INDEX

Exhibit		Incorporated By Reference			Filed
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Articles of Incorporation	8-K	12/14/2016	3.1
3.2	Bylaws	8-K	12/14/2016	3.2
4.1	Description of Capital Stock				X
10.1*	2021 Equity Incentive Plan	S-8	5/24/2021
10.2	Reincorporation in state of Nevada for Crexendo, Inc. (Nevada) Articles of Incorporation	8-K	12/14/2016	3.1
10.3	Reincorporation in state of Nevada for Crexendo, Inc. (Nevada) bylaws	8-K	12/14/2016	3.2
10.4*	Employment Agreement between Registrant and Jeff Korn, dated February 5, 2024	8-K	2/12/2024	10.1
10.5*	Employment Agreement between Registrant and Doug Gaylor, dated February 5, 2024	8-K	2/12/2024	10.2
10.6*	Employment Agreement between Registrant and Ron Vincent, dated February 5, 2024	8-K	2/12/2024	10.3
10.7*	Employment Agreement between Registrant and Jon Brinton, dated February 5, 2024	8-K	2/12/2024	10.4
10.8*	Employment Agreement between Registrant and Anand Buch, dated February 5, 2024	8-K	2/12/2024	10.5
10.9*	Employment Agreement between Registrant and David Wang, dated February 5, 2024	8-K	2/12/2024	10.6
10.10	Lease for facilities at 1615 S 52nd St., Tempe, Arizona, dated August 9, 2024	8-K	8/9/2024	10.3
10.11*	2024 Employee Bonus Plan				X
21.1	Subsidiaries of Crexendo, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (Urish Popeck & Co., LLC)				X
24.1	Power of Attorney (included on signature page)
31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
31.2	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350				X
32.2	Certification Pursuant to 18 U.S.C. Section 1350				X
97.1	Recovery of Erroneously Awarded Compensation Policy				X
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

__________________

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREXENDO, INC.

Date: March 4, 2025	By:	/s/ JEFFREY G. KORN
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

Date: March 4, 2025	By:	/s/ JEFFREY G. KORN
Jeffrey G. Korn
Chief Executive Officer, Chairman of the Board of Directors

Date: March 4, 2025	By:	/s/ RONALD VINCENT
Ronald Vincent Chief Financial Officer

Date: March 4, 2025	By:	/s/ TODD GOERGEN
Todd Goergen Director

Date: March 4, 2025	By:	/s/ JEFFREY P. BASH
Jeffrey P. Bash Director

Date: March 4, 2025	By:	/s/ DAVID WILLIAMS
David Williams Director

Date: March 4, 2025	By:	/s/ STEVEN G. MIHAYLO
Steven G. Mihaylo Director

Date: March 4, 2025	By:	/s/ KEVIN JACKSON
Kevin Jackson Director

Date: March 4, 2025	By:	/s/ L. JASMINE KIM
L. Jasmine Kim Director

Date: March 4, 2025	By:	/s/ ANIL PURI
Anil Puri Director

CREXENDO, INC. AND SUBSIDIARIES

Schedule II- Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning			End of
	of Year	Additions	Deductions	Year
	(in thousands)
Year ended December 31, 2024
Trade receivable allowance for credit losses	$116	197	(167)	$146
Contract assets allowance for credit losses	$85	48	(6)	$127
Equipment financing receivables allowance for credit losses	$171	94	(39)	$226
Deferred income tax asset valuation allowance	$4,782	635	-	$5,417
Year ended December 31, 2023
Trade receivable allowance for credit losses	$131	168	(183)	$116
Contract assets allowance for credit losses	$-	95	(10)	$85
Equipment financing receivables allowance for credit losses	$-	204	(33)	$171
Deferred income tax asset valuation allowance	$3,179	1,603	-	$4,782

