Form 10-Q
period 2025-03-31
Crexendo, Inc.
filed 2025-05-06
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission file number 001-32277

Crexendo, Inc.
(Exact name of registrant as specified in its charter)

  _______________________________

Nevada	87-0591719
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1225 West Washington Street, Suite 213, Tempe, AZ	85288
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2025 was 29,030,543.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

Crexendo, Inc. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except par value and share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$21,207	$18,193
Trade receivables, net of allowance of $165 and $146, respectively	4,060	4,352
Inventories	576	393
Equipment financing receivables, net of allowance of $31 and $69, respectively	1,138	1,049
Contract costs	2,108	1,931
Prepaid expenses	993	876
Income tax receivable	42	75
Other current assets	25	13
Total current assets	30,149	26,882

Contract assets, net of allowance of $122 and $127, respectively	419	406
Long-term equipment financing receivables, net of allowance of $69 and $157, respectively	2,549	2,397
Property and equipment, net	329	394
Operating lease right-of-use assets	1,334	1,491
Intangible assets, net	19,822	20,528
Goodwill	9,454	9,454
Contract costs, net of current portion	2,894	2,879
Other long-term assets	499	507
Total Assets	$67,449	$64,938

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$861	$1,003
Accrued expenses	6,439	6,992
Finance leases	2	21
Notes payable	475	478
Operating lease liabilities	467	481
Income tax payable	40	40
Contract liabilities	2,833	3,079
Total current liabilities	11,117	12,094

Contract liabilities, net of current portion	205	293
Finance leases, net of current portion	2	2
Notes payable, net of current portion	-	114
Operating lease liabilities, net of current portion	903	1,022
Total liabilities	12,227	13,525

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	-	-
Common stock, par value $0.001 per share - authorized 50,000,000 shares, 28,990,386 shares issued and outstanding as of March 31, 2025 and 27,621,557 shares issued and outstanding as of December 31, 2024	29	28
Additional paid-in capital	140,639	138,015
Accumulated deficit	(85,619)	(86,790)
Accumulated other comprehensive income	173	160
Total stockholders' equity	55,222	51,413

Total Liabilities and Stockholders' Equity	$67,449	$64,938

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share and share data)

	Three Months Ended March 31,
	2025	2024
Service revenue	$8,182	$7,845
Software solutions revenue	6,868	5,146
Product revenue	1,007	1,295
Total revenue	16,057	14,286

Operating expenses:
Cost of service revenue	3,487	3,109
Cost of software solutions revenue	1,490	1,392
Cost of product revenue	599	730
Selling and marketing	4,289	4,027
General and administrative	3,519	3,296
Research and development	1,523	1,249
Total operating expenses	14,907	13,803

Income/(loss) from operations	1,150	483

Other income/(expense):
Interest income	84	5
Interest expense	(9)	(13)
Other income/(expense), net	(10)	(14)
Total other income/(expense), net	65	(22)

Income/(loss) before income tax	1,215	461

Income tax (provision)/benefit	(44)	(27)

Net income/(loss)	$1,171	$434

Earnings per common share:
Basic	$0.04	$0.02
Diluted	$0.04	$0.01

Weighted-average common shares outstanding:
Basic	28,024,280	26,314,903
Diluted	31,092,775	30,142,100

The accompanying notes are an integral part of the condensed consolidated financial statements.

4

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income/(Loss)

(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Net income/(loss)	$1,171	$434
Other comprehensive income/(loss), net of tax
Foreign currency translation gain/(loss)	13	1
Total other comprehensive income/(loss)	13	1
Comprehensive income/(loss)	$1,184	$435

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

Three Months Ended March 31, 2025 and 2024

(Unaudited, in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2025	27,621,557	$28	$138,015	$160	$(86,790)	$51,413
Share-based compensation	-	-	726	-	-	726
Vesting of restricted stock units	22,977	-	-	-	-	-
Foreign currency translation adjustment, net of tax		-	-	13	-	13
Issuance of common stock for exercise of stock options	1,345,852	1	1,978	-	-	1,979
Taxes paid on the net settlement of stock options and RSUs	-	-	(80)	-	-	(80)
Net income/(loss)	-	-	-	-	1,171	1,171
Balance, March 31, 2025	28,990,386	$29	$140,639	$173	$(85,619)	$55,222

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2024	26,130,218	$26	$132,888	$166	$(88,467)	$44,613
Share-based compensation	-	-	728	-	-	728
Foreign currency translation adjustment, net of tax	-	-	-	1	-	1
Issuance of common stock for exercise of stock options	497,804	1	1,048	-	-	1,049
Taxes paid on the net settlement of stock options and RSUs	-	-	(60)	-	-	(60)
Net income/(loss)	-	-	-	-	434	434
Balance, March 31, 2024	26,628,022	$27	$134,604	$167	$(88,033)	$46,765

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$1,171	$434
Adjustments to reconcile net income/(loss) to net cash provided by/(used for) operating activities:
Depreciation and amortization	771	840
Allowance for credit losses	(112)	14
Share-based compensation	726	728
Non-cash operating lease amortization	24	(2)
Changes in assets and liabilities:
Trade receivables	273	(749)
Contract assets	(8)	25
Equipment financing receivables	(115)	(137)
Inventories	(183)	1
Contract costs	(192)	(379)
Prepaid expenses	(117)	(391)
Income tax receivable	33	-
Other assets	(4)	14
Accounts payable and accrued expenses	(695)	(1,099)
Income tax payable	-	27
Contract liabilities	(334)	508
Net cash provided by/(used for) operating activities	1,238	(166)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	-
Net cash provided by/(used for) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments made on finance leases	(19)	(18)
Repayments made on notes payable	(117)	(112)
Proceeds from exercise of options	1,979	1,049
Taxes paid on the net settlement of stock options and RSUs	(80)	(60)
Net cash provided by/(used for) financing activities	1,763	859
Effect of exchange rate changes on cash	13	1

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	3,014	694

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	18,193	10,347

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$21,207	$11,041

Supplemental disclosure of cash flow information:
Cash used during the year for:
Income taxes, net	$(10)	$-
Interest expense	$(8)	$(13)

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited, in thousands, except per share and share data)

1. Significant Accounting Policies

Description of Business –Crexendo, Inc. is incorporated in the state of Nevada. As used hereafter in the notes to condensed consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company.” Crexendo, Inc. is an award-winning software technology company that is a premier provider of cloud communication platform software and unified communications as a service (UCaaS) offerings, including voice, video, contact center, and managed IT services tailored to businesses of all sizes. Our cloud communications software solutions currently support over six million end users globally, through an extensive network of over 235 cloud communication platform software subscribers and our direct retail offering. The Company has two operating segments, which consist of Cloud Telecommunications and Software Solutions.

Basis of Presentation–The condensed consolidated financial statements include the accounts and operations of Crexendo, Inc. and its wholly owned subsidiaries, which include Allegiant Networks, LLC, Crexendo Business Solutions, Inc., NetSapiens, LLC, Crexendo Business Solutions of Virginia, Inc., NSHC, Inc., NetSapiens Canada, Inc., NetSapiens International Limited and Crexendo International, Inc. All intercompany account balances and transactions have been eliminated in consolidation. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”), consistent in all material respects with those applied in our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Because these financial statements address interim periods, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or for any future periods. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the three months ended March 31, 2025 and 2024, we recorded foreign currency translation gains/(losses) of $13, and $1, respectively, in our statements of comprehensive income (loss).

Cash and Cash Equivalents–We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $20,451 and $17,501 respectively.

Trade Receivables and Allowance for Credit Losses–Trade receivables from our cloud telecommunications services and software solutions segments are recorded at invoiced amounts. Trade receivables are generally due within 30 days after the invoice date. We provide an allowance for credit losses based on historical loss experience, the age of the receivables, specific troubled accounts and other currently available information.

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

Equipment Financing Receivables and Allowance for Credit Losses–Equipment financing receivables are comprised of sales-type leases. Sales-type leases are from financing options provided to clients for cloud telecommunications equipment (IP or cloud telephone desktop devices) and are generally due in installments over periods ranging from three to five years.

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

Contract Assets and Allowance for Credit Losses–Contract assets primarily relate to the Company’s rights to consideration for work completed but not billed as of the reporting date. The Company recognizes a contract asset when the Company transfers products or services to a customer and the right to consideration is conditional on something other than the passage of time. The contract assets are transferred to receivables when the rights become unconditional.

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

Contract Costs–Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining software solutions and telecommunication service contracts which are recoverable. The Company capitalized contract costs in the amount of $5,002 and $4,810 at March 31, 2025 and December 31, 2024, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate, which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the three months ended March 31, 2025 and 2024, the Company amortized $822 and $500, respectively, and there was no impairment loss in relation to the costs capitalized.

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

Income Taxes –We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. At December 31, 2024, we determined that it is more likely-than-not that we will not be able to realize our deferred income tax assets in the future. A valuation allowance of $5,417 and $5,417 was recorded against our gross deferred tax asset balance as of March 31, 2025 and December 31, 2024, respectively.

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

Significant Customers–No customer accounted for 10% or more of our total revenue for the three months ended March 31, 2025 and 2024. No customer accounted for 10% or more of our total trade accounts receivable as of March 31, 2025 and December 31, 2024.

Recently Adopted Accounting Pronouncements– In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The Company adopted ASU 2023-07 (Topic 280) on a retrospective basis as of December 31, 2024, adding significant segment expense disclosures for the years ended December 31, 2024 and 2023. For more detailed information about reportable segments, see Note 16.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The ASU’s amendments are effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company adopted ASU 2023-09 (Topic 740) as of January 1, 2025, the adoption of this ASU did not have a material impact on our quarterly income tax disclosures in our condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Pronouncements– In November 2024, the FASB issued ASU No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires a public business entity (“PBE”) to disclose information in the notes to financial statements about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. Entities would also have to disclose other specific expenses, gains, or losses that are already required to be disclosed under GAAP in this same disclosure, a qualitative description of the amounts remaining that are not separately disaggregated quantitatively, and the total amount of selling expenses, as well as the PBE’s definition of selling expenses. In January 2025, the FASB Issued ASU No. 2025-01, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)," which clarified that ASU 2024-03 is effective public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The application of this new guidance is not expected to have a material impact on the Company’s financial statements, as the guidance pertains only to disclosures.

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

Three Months Ended March 31, 2025	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$1,007	$-	$1,007
Equipment financing revenue	198	-	198
Telecommunications services	6,933	-	6,933
Fees, commissions, and other, recognized over time	598	-	598
One time fees, commissions and other	453	-	453
Software licenses	-	2,011	2,011
Subscription maintenance and support	-	4,587	4,587
Professional services and other	-	270	270
	$9,189	$6,868	$16,057
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$1,460	$2,281	$3,741
Products, services, and fees transferred over time	7,729	4,587	12,316
	$9,189	$6,868	$16,057

Three Months Ended March 31, 2024	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$1,295	$-	$1,295
Equipment financing revenue	152	-	152
Telecommunications services	6,627	-	6,627
Fees, commissions, and other, recognized over time	500	-	500
One time fees, commissions and other	566	-	566
Software licenses	-	947	947
Subscription maintenance and support	-	3,911	3,911
Professional services and other	-	288	288
	$9,140	$5,146	$14,286
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$1,861	$1,179	$3,040
Products, services, and fees transferred over time	7,279	3,967	11,246
	$9,140	$5,146	$14,286

Contract balances

                The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	March 31,	December 31,
(In thousands)	2025	2024
Receivables, which are included in trade receivables, net of allowance for credit losses	$4,060	$4,352
Contract assets, net of allowance for credit losses	419	406
Contract liabilities	3,038	3,372

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Three Months Ended		For the Year Ended
(In thousands)	March 31, 2025		December 31, 2024
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(1,916)	$-	$(3,154)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	1,582	-	3,938
Transferred to receivables from contract assets recognized at the beginning of the period, net of allowance for credit losses	(83)	-	(302)	-
Increase due to additional unamortized discounts	96	-	366	-

Contract assets and allowance for credit losses

Our contract assets balance consists of the Company’s rights to consideration for work completed but not billed as of the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract assets were as follows (in thousands):

	March 31,	December 31,
	2025	2024
Gross contract assets	$541	$533
Less: allowance for credit losses	(122)	(127)
Contract assets, net of allowance for credit losses	$419	$406

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2024	$127
Provision	-
Write-offs	(2)
Recoveries and other	(3)
Balance at March 31, 2025	$122

The allowance for credit losses is determined based on an assessment of historical collection experience using the loss-rate method as well as consideration of current and future economic conditions and changes in our loss-rate trends. We utilize a five-year lookback period to establish our estimate of expected credit losses, as our contractual terms range from three to five years. Based on that assessment, the allowance for credit losses as a percent of gross contract assets decreased to 22.5% at March 31, 2025 from 23.8% at December 31, 2024.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period from the cloud telecommunications services segment (in thousands):

	2025	2026	2027	2028	2029 and thereafter	Total
Desktop devices	$621	$-	$-	$-	$-	$621
Telecommunications services	17,729	16,115	11,090	6,695	2,433	54,062
Software Solutions	11,933	7,699	4,962	1,409	1,263	27,266
Total	30,283	23,814	16,052	8,104	3,696	81,949
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

	Three Months Ended March 31,
	2025	2024
Net income/(loss) (in thousands) (A)	$1,171	$434

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	28,024,280	26,314,903
Dilutive effect of stock-based awards	3,068,495	3,827,197
Diluted weighted-average outstanding shares of common stock (C)	31,092,775	30,142,100

Earnings per common share:
Basic (A/B)	$0.04	$0.02
Diluted (A/C)	$0.04	$0.01

For the three months ended March 31, 2025 and 2024, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net income per share because including them would be anti-dilutive.

	Three Months Ended March 31,
	2025	2024
Stock options	1,303,571	1,317,937

4. Trade Receivables and Allowance for Credit Losses

Our trade receivables balance consists of traditional trade receivables. Trade receivables were as follows (in thousands):

	March 31,	December 31,
	2025	2024
Gross trade receivables	$4,225	$4,498
Less: allowance for credit losses	(165)	(146)
Trade receivables, net	$4,060	$4,352

Current trade receivables, net	$4,060	$4,352
Long-term trade receivables, net	-	-
Trade receivables, net	$4,060	$4,352

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2024	$146
Provision	48
Write-offs	(31)
Recoveries and other	2
Balance at March 31, 2025	$165

The allowance for credit losses is determined based on an assessment of historical collection experience using the aging schedule method as well as consideration of current and future economic conditions. Based on that assessment, the allowance for credit losses as a percentage of gross accounts receivable increased to 3.9% at March 31, 2025 from 3.3% at December 31, 2024.

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

	March 31,	December 31,
	2025	2024
Gross equipment financing receivables	$5,291	$5,164
Less: unearned income	(1,504)	(1,492)
Less: allowance for credit losses	(100)	(226)
Equipment financing receivables, net	$3,687	$3,446

Current equipment financing receivables, net	$1,138	$1,049
Long-term equipment financing receivables, net	2,549	2,397
Equipment financing receivables, net	$3,687	$3,446

                A summary of our gross equipment financing receivables’ future contractual maturities, is as follows (in thousands):

Year ending December 31,
2025 remaining	$1,416
2026	1,579
2027	1,222
2028	748
2029	326
2030 and thereafter	-
Total	$5,291

Allowance for Credit Losses

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2024	$226
Provision	-
Write-offs	(8)
Recoveries and other	(118)
Balance at March 31, 2025	$100

Aging of Receivables

The aging of gross equipment financing receivables was as follows (in thousands):

	March 31,	December 31,
	2025	2024
Past due amounts 0 - 90 days	$3,677	$3,444
Past due amounts > 90 days	10	2
Total	$3,687	$3,446

Our equipment financing receivable portfolio is primarily in the United States. The allowance for credit losses is determined principally based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, the allowance for credit losses as a percentage of gross equipment financing receivables (net of unearned income) decreased to 2.7% at March 31, 2025 from 6.1% at December 31, 2024.

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

The table below shows gross equipment financing receivables and current period gross write offs by year of origination (in thousands):

	March 31, 2025							December 31, 2024
	2025	2024	2023	2022	2021	Prior	Total Equipment Financing Receivables	Total Equipment Financing Receivables
United States	$418	1,749	1,071	429	80	40	$3,787	$3,672
Current period gross write offs	$-	6	2	-	-	-	$8	$36

6. Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Prepaid corporate insurance	$32	$88
Prepaid software services and support	485	455
Prepaid employee insurance premiums	202	-
Prepaid Nasdaq listing fee	53	-
User group meeting fees	103	86
Prepaid rent	28	103
Other prepaid expenses	90	144
Total prepaid expenses	$993	$876

7. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Computer and office equipment	2,142	2,142
Computer software	589	589
Internal-use software	14	14
Vehicles	143	143
Leasehold improvements	34	34
Less: accumulated depreciation	(2,593)	(2,528)
Total property and equipment, net	$329	$394

Depreciation expense is included in general and administrative expenses and totaled $65 and $80 for the three months ended March 31, 2025 and 2024, respectively.

8. Intangible Assets and Goodwill

Acquired intangible assets subject to amortization consist of the following (in thousands):

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$26,073	$(7,904)	$18,169	$26,073	$(7,403)	$18,670
Developed technologies	4,900	(3,263)	1,637	4,900	(3,081)	1,819
Trademark and trade names	400	(384)	16	400	(361)	39
Total acquired intangible assets	$31,373	$(11,551)	$19,822	$31,373	$(10,845)	$20,528

As of March 31, 2025, the weighted average remaining useful life for customer relationships was 12.1 years, developed technologies was 2.2 years, and trademarks and trade names was 0.2 years.

Amortization expense for customer relationships intangible assets is included in sales and marketing expenses and totaled $501 and $527 for the three months ended March 31, 2025 and 2024, respectively. Amortization expense for developed technologies intangible assets is included in cost of software solutions revenue and totaled $182 and $203 for the three months ended March 31, 2025 and 2024, respectively. Amortization expense for trademark and trade name intangible assets is included in general and administrative expenses and totaled $23 and $30 for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, annual amortization of definite lived intangible assets, based on existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Year ending December 31,
2025 remaining	$2,064
2026	2,457
2027	2,202
2028	1,637
2029	1,557
2030 and thereafter	9,905
Total	$19,822

The following table provides a summary of changes in the carrying amounts of goodwill (in thousands):

Goodwill
Balance at January 1, 2024	$9,454
Additions	-
Balance at December 31, 2024	$9,454
Additions	-
Balance at March 31, 2025	$9,454

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued wages and benefits	$2,045	$2,828
Accrued accounts payable	1,915	1,579
Accrued sales and telecommunications taxes	1,839	1,837
Product warranty liability	31	32
Cloud computing arrangements	153	279
Credit cards	104	117
Other	352	320
Total accrued expenses	$6,439	$6,992

The changes in aggregate product warranty liabilities for the three months ended March 31, 2025 and the year ended December 31, 2024 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2024	$25
Accrual for warranties	32
Adjustments related to pre-existing warranties	(4)
Warranty settlements	(21)
Balance at December 31, 2024	32
Accrual for warranties	6
Warranty settlements	(7)
Balance at March 31, 2025	$31

Product warranty expense is included in cost of product revenue expense and totaled $6 and $7 for the three months ended March 31, 2025 and 2024, respectively.

10. Notes Payable

Notes payable consists of short and long-term financing arrangements:

	March 31,	December 31,
	2025	2024
Related party note payable	$384	$478
Other notes payable	91	114
Total notes payable	$475	$592
Less: current notes payable	(475)	(478)
Notes payable, net of current portion	$-	$114

On February 27, 2023, we entered into a promissory note with CrossFirst Bank in the amount of $278. The promissory note has a term of three (3) years with monthly payments of Eight Thousand Five Hundred Forty-Three ($8,543), including interest of 6.58%, beginning on March 27, 2023. Additionally, the promissory note is subject to certain financial covenants.

On November 1, 2022, as part of the acquisition of Allegiant Networks, we entered into a promissory note with the seller in the amount of $1.1 million. The loan agreement has a term of three (3) years with quarterly payments of Ninety-Eight Thousand Three Hundred Eighty-One ($98,381), including interest at 4.00%, beginning on April 1, 2023. As of March 31, 2025 and December 31, 2024, the outstanding balance of the related party note payable was $384 and $478, respectively. During the three months ended March 31, 2025 and 2024, the Company paid principal of $94 and $90, respectively and interest of $4 and $8, respectively.

As of March 31, 2025, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2025 remaining	$361
2026	114
2027	-
2028	-
2029	-
Total	$475

11. Line of Credit

The Company maintains a line of credit with a maximum principal amount of $700, payable upon demand. The line of credit expires on February 27, 2026. The line of credit bears interest at 0.50% over the Wall Street Journal Prime Rate. As of March 31, 2025, there was an outstanding balance of $0 and $700 remained available for borrowing. The line of credit is collateralized by all company assets. Additionally, the line of credit is subject to certain financial covenants.

12. Fair Value Measurements

We have financial instruments as of March 31, 2025 and December 31, 2024 for which the fair value is summarized below (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$4,060	$4,060	$4,352	$4,352
Equipment financing receivables	3,687	3,687	3,446	3,446
Liabilities:
Finance lease obligations	$4	$4	$23	$23
Notes payable	475	472	592	587

We have no liabilities for which fair value is recognized in the balance sheet on a recurring basis as of March 31, 2025 and December 31, 2024.

13. Income Taxes

Our effective tax rate for the three months ended March 31, 2025 and 2024 was 3.6% and 5.8%, respectively, which resulted in an income tax benefit/(provision) of $(44) and $(27), respectively.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more-likely-than-not that such assets will not be realized. In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods by jurisdiction, unitary versus stand-alone state tax filings, our experience with loss carryforwards expiring unutilized, and all tax planning alternatives that may be available. As of December 31, 2024, management reviewed the weight of all the positive and negative evidence available. Management reviewed negative evidence such as three years of cumulative pretax loss in the U.S. federal tax jurisdiction, and positive evidence such as projections of future pretax income and the duration of statutory carry-forward periods. As of December 31, 2024 the Company has a cumulative pretax loss for the three year lookback excluding the gain on the sale of property and equipment, which is considered significant objectively verifiable negative evidence. Management also evaluated projections of future pretax income and the duration of statutory carry-forward periods to determine if the NOL carryforwards could be utilized in whole or in part before they expire unutilized. Forecasts and projections of future income are inherently subjective and therefore generally are given less weight, based on the extent to which the assumptions can be objectively verified based on historical experience. Although historical trends utilized in our projections are objectively verifiable we assigned less weight to this positive evidence given the subjective nature of assumptions in projections. Management reviewed negative evidence related to experience of credits and loss carryforwards expiring unutilized, and determined that although negative evidence exists, it was not significant evidence, as the current loss carryforwards do not begin to expire until 2032 and therefore risk is minimal. After reviewing the weight of the positive and negative evidence, management determined that the positive evidence was not sufficient enough to overcome the negative evidence of cumulative pretax losses for the three-year lookback to conclude that it is more likely than not that deferred tax assets of $5,417 are realizable. Therefore, a valuation allowance of $5,417 was recorded against our gross deferred tax asset balance as of March 31, 2025 and December 31, 2024.

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

We leased office space in Tempe, Arizona under a non-cancelable operating lease agreement that expired in January 2025. On August 9, 2023, in connection with the sale of our corporate office building and land, we entered into a lease agreement to leaseback the property. The operating lease agreement has an initial term of eighteen full calendar months, with an option to terminate the lease on the last day of the twelfth full calendar month with a sixty-day notice. The operating lease agreement includes fixed fees for property tax, insurance, and common area maintenance (CAM). We account for the lease components and non-lease components such as fixed fee property tax and insurance charges as a single lease component. The CAM charges are considered a separate non-lease component of the lease agreement and are excluded from the measurement of the lease liability. We utilized our incremental borrowing rate of 6.58% to determine the present value of lease payments to determine our lease liability. Rental expense for the three months ended March 31, 2025 and 2024 was approximately $14 and $78, respectively.

We currently are in a non-cancelable commercial sublease operating agreement to sublease office space in Tempe Arizona, which is the headquarters for the Company. This sublease commenced on October 1, 2024, and will continue for thirty-seven (37) months through October 31, 2027. The base monthly rent is as follows: October 1, 2024 – September 30, 2025, $28; October 1, 2025 – September 30, 2026, $29, and October 1, 2026 – October 31, 2027, $30. The Company is entitled to three months of rent abatement, which will be January 2025, January 2026, and January 2027. If Operating Costs exceed $20 in a calendar year, then the Company shall be responsible for fifty (50%) percent of the amount exceeding $20. Rental expense for the three months ended March 31, 2025 and 2024 was approximately $80 and $0, respectively

We leased office space in Reston, Virginia under a non-cancelable operating lease agreement that expired in October 2024. The operating lease contained customary escalation clauses. Rental expense for the three months ended March 31, 2025 and 2024 was approximately $0 and $13, respectively.

We currently lease office space in San Diego, California under a non-cancelable operating lease agreement that expires in 2025. Rental expense for the three months ended March 31, 2025 and 2024 was approximately $22 and $22, respectively.

We currently lease office space in Overland Park, Kansas under a non-cancelable operating lease agreement that expires in 2027. The operating lease contains customary escalation clauses. Rental expense for the three months ended March 31, 2025 and 2024 was approximately $41 and $51, respectively.

We currently lease other assets under multiple operating leases. The leases expire on various dates through 2027 and the interest rates range from 2.81% to 15.74%. The expense is included in cost of product expenses and totaled approximately $18 and $21 for the three months ended March 31, 2025 and 2024, respectively.

We currently lease data center colocation space in Grand Rapids, Michigan, Las Vegas, Nevada, Dallas, Texas, Lenexa, Kansas, and Phoenix, Arizona under non-cancelable operating lease agreements that expire on various dates through 2029. Rental expense for the three months ended March 31, 2025 and 2024 was approximately $114 and $144, respectively.

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The Company leases equipment and support under finance lease agreements which extends through 2026. The Company also leases one vehicle under a financing agreement. The outstanding balance for finance leases was $4 and $23 as of March 31, 2025 and December 31, 2024, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $486 and $486 as of March 31, 2025 and December 31, 2024, respectively. Related accumulated depreciation totaled $419 and $403 as of March 31, 2025 and December 31, 2024, respectively. The $40 in support contracts were classified as a prepaid expense and are being amortized over the service period of three years. One support contract expired in January 2021 and the other expired in June 2024.  Amortization expense is included in general and administrative expenses and totaled $23 and $1 for the three months ended March 31, 2025 and 2024, respectively. The interest rates on finance lease obligations range from 1.37% and 15.74% and interest expense was $0 and $1 for the three months ended March 31, 2025 and 2024, respectively.

The maturity of operating leases and finance lease liabilities as of March 31, 2025 are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2025 remaining	$479	$2
2026	555	2
2027	458	-
2028	62	-
2029	41	-
Total minimum lease payments	1,595	4
Less: amount representing interest	(163)	-
Present value of minimum lease payments	$1,432	$4

Lease term and discount rate	March 31, 2025
Weighted-average remaining lease term (years)
Operating leases	2.9
Finance leases	1.7
Weighted-average discount rate
Operating leases	7.6%
Finance leases	15.7%

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$128	$213
Operating cash flows from finance leases	-	1
Financing cash flows from finance leases	(19)	(18)

Non-cash investing and financing activities:
Additions to ROU assets obtained from:
New operating lease liabilities	-	-
New finance lease liabilities	-	-

15. Commitments and Contingencies

Annual Employee Bonus Plan Accrual

We utilize incentive bonuses to reward performance achievements, which provides potential annual cash bonus awards to Company employees, including Named Executive Officers (“NEOs”). Under the Bonus Plan, the Compensation Committee of the Board of Directors of the Company (the “Board”) has established a bonus pool of $990, for our NEOs and executive management team for the year ending December 31, 2025. The Board established a bonus pool of $350 for our non-executive employees, for the year ending December 31, 2025. Participants are eligible to receive cash bonus awards based upon achieving annual performance targets established by the Board for the year ending December 31, 2025, relating to annual revenue and adjusted EBITDA performance targets. Awards will be paid on a tiered scale based upon actual performance as a percentage of the performance targets with a floor and cap. Payments for individual performance targets met or exceeded are payable, whether or not all performance targets are met, consistent with the weighted amounts for each performance target within the bonus pools. Bonus awards for NEOs and executive management will be weighted 50% on annual revenue and 50% on Adjusted EBITDA. No bonus will be awarded for any performance target for which actual performance is less than 90% of target. At 90% or greater actual performance relative to the target, 50% of the weighted bonus amount for the performance target is payable. From 90% to 100% actual performance relative to the target, the remaining 50% of the weighted bonus amount is awarded pro rata with the percentage of actual performance exceeding 90% of target (i.e., each 1% excess over 90% of performance target equals 5% of the weighted bonus amount payable). If actual performance reaches 110% of performance target or greater for any individual performance target, then an additional 10% of the amount apportioned to that performance target will be payable as an additional bonus. Historically, for the years ended December 31, 2024 and 2023, the employee bonus plan performance targets were achieved at 100% or greater. Based on our financial performance as of March 31, 2025 and forecasted annualized results for the year ended December 31, 2025, management determined that the achievement of 100% of the annual revenue and Adjusted EBITDA performance targets is probable. Based on management’s estimate, the Company recorded an accrual of $335 for the employee bonus plan, which is included in accrued expense in the accompanying condensed consolidated balance sheet at March 31, 2025.

Purchase Obligations

In February 2024, the Company entered into a $5.4 million noncancellable five-year hosting service contract with Oracle, a third-party network service provider. The contract includes minimum quarterly commitments and the requirements to maintain the service level for the entire contract period. Under this agreement, $340 remains due during fiscal year 2025, $1.1 million will be due during fiscal 2026, $1.4 million will be due during fiscal 2027, $1.7 million will be due during fiscal 2028, and $456 will be due during fiscal 2029. During the three months ended March 31, 2025 and 2024, the Company has expensed $0 and $0, respectively of the purchase obligation and $81 and $234 is included in accrued expenses at March 31, 2025 and December 31, 2024, respectively.

Legal Proceedings

In the ordinary course of business, the Company may be involved in a variety of claims, lawsuits, investigations, and other proceedings, including patent infringement claims, employment litigation, regulatory compliance matters, and contractual disputes, that can arise in the normal course of the Company's operations. The Company recognizes a provision when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts the amount of the provision to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. As of March 31, 2025, the Company does not have a recorded liability for estimated losses. Legal costs are expensed as incurred.

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

Our chief operating decision maker (CODM) is our Chief Executive Officer, Jeffrey G. Korn. The CODM uses segment income/(loss) from operations before income taxes for purposes of allocating resources and evaluating financial performance predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis using the segment income/(loss) before taxes measure when making decisions about allocating capital and personnel to the segments. The CODM does not review assets in evaluating the results of the operating segments, and therefore, such information is not presented. Segment revenue, significant segment expenses, income/(loss) from operations, other income/(expense) and income/(loss) before income tax for the three months ended March 31, 2025 and 2024 are as follows (in thousands):

Three Months Ended March 31, 2025	Cloud	Software
(In thousands)	Telecommunications	Solutions	Total
	Segment	Segment	Consolidated
Service revenue	$8,182	$-	$8,182
Software solutions revenue	-	6,868	6,868
Product revenue	1,007	-	1,007
Consolidated revenue	9,189	6,868	16,057

Less: significant and other segment expenses
Employee expenses	3,926	3,245	7,171
Commissions	1,342	372	1,714
Contractor expense	444	385	829
Depreciation and amortization	305	466	771
Other segment items(1)	2,991	1,431	4,422
Total operating expense	9,008	5,899	14,907

Segment income/(loss) from operations	181	969	1,150

Less: other segment income/(expense)
Interest income	84	-	84
Interest expense	(9)	-	(9)
Other income/(expense)	6	(16)	(10)

Income/(loss) before income tax	$262	$953	$1,215

Income tax benefit/(provision)			(44)

Net income/(loss)			$1,171

———————

(1)	Other segment items primarily includes third-party telecommunication charges, cost of product revenue, software costs, data center costs, and other overhead expenses.

Three Months Ended March 31, 2024	Cloud	Software
(In thousands)	Telecommunications	Solutions	Total
	Segment	Segment	Consolidated
Service revenue	$7,845	$-	$7,845
Software solutions revenue	-	5,146	5,146
Product revenue	1,295	-	1,295
Consolidated revenue	9,140	5,146	14,286

Less: significant and other segment expenses
Employee expenses	4,149	2,488	6,637
Commissions	1,181	196	1,377
Contractor expense	419	398	817
Depreciation and amortization	355	483	838
Other segment items(1)	2,958	1,175	4,133
Total operating expense	9,062	4,740	13,803

Segment income/(loss) from operations	78	406	483

Less: other segment income/(expense)
Interest income	5	-	5
Interest expense	(13)	-	(13)
Other income/(expense)	2	(17)	(15)

Income/(loss) before income tax	$72	$389	$461

Income tax benefit/(provision)			(27)

Net income/(loss)			$434

———————

(1)	Other segment items primarily includes third-party telecommunication charges, cost of product revenue, software costs, data center costs, and other overhead expenses.

The Company operates in two geographic areas, the United States and international. Revenue by geography is based on the location of the customer from which the revenue is earned. Revenue by geographic location is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$15,353	$13,431
International	704	855
Total revenue	$16,057	$14,286

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) filed with the SEC and the Condensed Consolidated Financial Statements and notes thereto included in the 2025 Form 10-Qs and elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

OVERVIEW

Crexendo, Inc. is an award-winning software technology company that is a premier provider of cloud communication platform software and unified communications as a service (UCaaS) offering, including voice, video, contact center, and managed IT services tailored to businesses of all sizes. Our cloud communications software solutions currently support over six million end users globally, through an extensive network of over 235 cloud communication platform software subscribers and our direct retail offering. Our products and services can be categorized in the following offerings:

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

Crexendo’s cloud telecommunication service offers a wide variety of essential and advanced features for businesses of all sizes.  Many of these features included in the service offering are:

•

Business Productivity Features such as dial-by extension and name, transfer, conference, call recording, Unlimited calling to anywhere in the US and Canada, International calling, Toll free (Inbound and Outbound).

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

•	Traditional PBX Features such as Busy Lamp Fields, System Hold. 16-48 Port density Analog Device Gateways.
•	Expanded Desktop Device Selection such as Entry Level Phone, Executive Desktop, DECT Phone for roaming users.
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

Results of Consolidated Operations (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2025	2024
Service revenue	$8,182	$7,845
Software solutions revenue	6,868	5,146
Product revenue	1,007	1,295
Total revenue	$16,057	$14,286
Income/(loss) before income tax	1,215	461
Income tax benefit/(provision)	(44)	(27)
Net income/(loss)	1,171	434
Basic earnings per share	$0.04	$0.02
Diluted earnings per share	$0.04	$0.01

Three months ended March 31, 2025 compared to three months ended March 31, 2024

Total Revenue

Total revenue consists of service revenue, software solutions revenue and product revenue. The following table reflects our total revenue for the three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three Months Ended March 31,
	2025	2024	Dollar Change	Percent Change
Total revenue	$16,057	$14,286	$1,771	12%

The increase in total revenue is due to an increase in software solutions revenue of $1,722 and an increase in service revenue of $337, offset by a decrease in product revenue of $288.

Income/(loss) Before Income Tax

The following table reflects our income/(loss) before income tax for the three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three Months Ended March 31,
	2025	2024	Dollar Change	Percent Change
Income/(loss) before income tax	$1,215	$461	$754	164%

The increase in income before income taxes is primarily related to an increase in revenue of $1,771 and an increase in other income of $87, offset by an increase in operating expenses of $1,104. The increase in revenue is related to organic growth from existing customers and new customers. The increase in operating expenses is primarily related to an increase in salaries, benefits, bonuses, and share-based compensation of $532, an increase in commission expenses of $337, an increase in third-party telecommunications charges of $135, and an increase in other operating expense of $100. The increase in other income is primarily related to an increase in interest income of $83 and a decrease in interest expense of $4.

Income Tax Benefit/(Provision)

The following table reflects our income tax benefit/(provision) for the three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three Months Ended March 31,
	2025	2024	Dollar Change	Percent Change
Income tax benfit/(provision)	$(44)	$(27)	$(17)	(63)%

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

In our May 6, 2025 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income, EBITDA and Adjusted EBITDA. The terms Non-GAAP net income, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income/(loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Income/(Loss) to Non-GAAP Net Income
(Unaudited, in thousands, except for per share and share data)
	Three Months Ended March 31,
	2025	2024
U.S. GAAP net income/(loss)	$1,171	$434
Share-based compensation	726	728
Amortization of intangible assets	706	760
Non-GAAP net income	$2,603	$1,922

Non-GAAP earnings per common share:
Basic	$0.09	$0.07
Diluted	$0.08	$0.06

Weighted-average common shares outstanding:
Basic	28,024,280	26,314,903
Diluted	31,092,775	30,142,100

Reconciliation of U.S. GAAP Net Income/(Loss) to EBITDA to Adjusted EBITDA
(Unaudited, in thousands)
	Three Months Ended March 31,
	2025	2024
U.S. GAAP net income/(loss)	$1,171	$434
Depreciation and amortization	771	840
Interest expense	9	13
Other, net	(74)	9
Income tax provision	44	27
EBITDA	1,921	1,323
Share-based compensation	726	728
Adjusted EBITDA	$2,647	$2,051

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet.  Please see Note 1 of Part I, Item 1 of this quarterly report on Form 10-Q for a summary of significant accounting policies. In addition, the estimates, assumptions and judgments involved in our accounting policies described in critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Operating Results of our Cloud Telecommunications Services Segment (in thousands):

	Three Months Ended March 31,
Cloud Telecommunications Services	2025	2024
Service revenue	$8,182	$7,845
Product revenue	1,007	1,295
Total revenue	$9,189	$9,140
Operating expenses:
Cost of service revenue	$3,487	$3,109
Cost of product revenue	599	730
Selling and marketing	2,852	2,796
General and administrative	1,938	2,158
Research and development	132	269
Total operating expenses	9,008	9,062
Income/(loss) from operations	181	78
Other income/(expense), net	81	(5)
Income/(loss) before income tax	$262	$73

Three months ended March 31, 2025 compared to three months ended March 31, 2024

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, managed IT service, and administrative fees.  The following table reflects our service revenue for the three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three Months Ended March 31,
	2025	2024	Dollar Change	Percent Change
Service revenue	$8,182	$7,845	$337	4%

The increase in service revenue is due to an increase in telecommunications services fees of $306, an increase in fees, commissions, and other, recognized over time of $98, and an increase in sales-type lease interest of $46, offset by a decrease in one-time fees, commissions and other of $113. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices, third-party equipment, and device as a service. The following table reflects our product revenue for the three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three Months Ended March 31,
	2025	2024	Dollar Change	Percent Change
Product revenue	$1,007	$1,295	$(288)	(22)%

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

Remaining Performance Obligations

Remaining Performance Obligations (RPOs) represents the total contract value of all contracts signed, less revenue recognized from those contracts as of March 31, 2025 and 2024. RPO’s increased 14%, or $6,602 to $54,683 as of March 31, 2025 as compared to $48,082 as of March 31, 2024. Below is a table which displays the Cloud Telecommunications segment remaining performance obligations as of January 1, 2025 and 2024, and March 31, 2025 and 2024, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications RPOs as of January 1, 2025	$55,369
Cloud Telecommunications RPOs as of March 31, 2025	$54,683

Cloud Telecommunications RPOs as of January 1, 2024	$44,810
Cloud Telecommunications RPOs as of March 31, 2024	$48,081

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, contract labor costs, credit card processing fees, cost of data center hosting, software costs, customer support salaries, benefits, bonuses, and share-based compensation. The following table reflects our cost of service revenue for the three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three Months Ended March 31,
	2025	2024	Dollar Change	Percent Change
Cost of service revenue	$3,487	$3,109	$378	12%

The increase in cost of service revenue was primarily related to an increase in third-party telecommunications charges of $135, an increase in salaries, benefits, bonuses, and share-based compensation of $71, an increase in contract labor costs to assist with the migration of our customers to our new VIP platform of $55, an increase in software costs of $43, an increase in data center hosting costs of $41, and an increase in other cost of service revenue of $33.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three Months Ended March 31,
	2025	2024	Dollar Change	Percent Change
Cost of product revenue	$599	$730	$(131)	(18)%

The decrease is directly related to a decrease in product revenue for the quarter.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries, benefits, bonuses, and share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, amortization of customer relationship intangible assets, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three Months Ended March 31,
	2025	2024	Dollar Change	Percent Change
Selling and marketing	$2,852	$2,796	$56	2%

The increase in selling and marketing expense is primarily related to an increase in commission expense of $161 directly related to the increase in revenue and an increase in other sales and marketing expense of $22, offset by a decrease in bad debt related to a decrease in our credit loss reserve of $127.

General and Administrative

General and administrative expenses consist of salaries, benefits, bonuses and share-based compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, depreciation, amortization of intangible assets, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three Months Ended March 31,
	2025	2024	Dollar Change	Percent Change
General and administrative	$1,938	$2,158	$(220)	(10)%

The decrease in general and administrative expenses is primarily related to a decrease in executive and administrative salaries, benefits, bonuses, and share-based compensation of $201, a decrease in telecommunication fees of $44, and a decrease in other general and administrative expenses of $2, offset by an increase in accounting software costs of $27 associated with service contract fees for our new accounting system.

Research and Development

Research and development expenses primarily consist of salaries, benefits, bonuses, and share-based compensation, and outsourced engineering services related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three Months Ended March 31,
	2025	2024	Dollar Change	Percent Change
Research and development	$132	$269	$(137)	(51)%

The decrease in research and development expenses is primarily related to the allocation of engineering resources to our Software Solutions segment of $130 as we finalize the migration of our customers to our VIP platform and a decrease in other research and development expenses of $7.

Other Income/(Expense)

Other income/(expense) primarily relates to interest income, interest expense, net foreign exchange gains or losses, gain on the sale of property and equipment, and credit card cash back rewards.  The following table reflects our other income/(expense) for the three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three Months Ended March 31,
	2025	2024	Dollar Change	Percent Change
Other income/(expense), net	$81	$(5)	$86	1,720%

The change in other income/(expense) is primarily from an increase in interest income of $79, an increase in other income of $3, and a decrease in interest expense of $4.

Operating Results of our Software Solutions segment (in thousands):

	Three Months Ended March 31,
Software Solutions	2025	2024
Software solutions revenue	$6,868	$5,146
Operating expenses:
Cost of software solutions revenue	1,490	1,392
Selling and marketing	1,437	1,231
General and administrative	1,581	1,138
Research and development	1,391	980
Total operating expenses	5,899	4,741
Income/(loss) from operations	969	405
Other income/(expense), net	(16)	(17)
Income/(loss) before income tax	$953	$388

Three months ended March 31, 2025 compared to three months ended March 31, 2024

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, professional services, and annual user group meeting fees. Software licenses are billed by the number of concurrent sessions a customer has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fixes, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training and implementation as well as custom mobile branding. The following table reflects our service revenue for the three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three Months Ended March 31,
	2025	2024	Dollar Change	Percent Change
Software solutions revenue	$6,868	$5,146	$1,722	33%

The increase in software solutions revenue is primarily related to an increase in perpetual software license revenue of $1,064 and an increase in recurring software license and maintenance and support subscriptions of $676, offset by a decrease in professional services and other revenue of $18.

Remaining Performance Obligations

Remaining Performance Obligations (RPOs) represents the total contract value of all contracts signed, less revenue recognized from those contracts as of March 31, 2025 and 2024. RPOs increased 41%, or $7,971 to $27,266 as of March 31, 2025, as compared to $19,295 as of March 31, 2024. Below is a table which displays the Software solutions segment remaining performance obligations as of January 1, 2025 and 2024, and March 31, 2025 and 2024, which we expect to recognize as revenue within the next thirty-six to sixty-months (in thousands):

Software solutions RPOs as of January 1, 2025	$30,262
Software solutions RPOs as of March 31, 2025	$27,266

Software solutions RPOs as of January 1, 2024	$19,122
Software solutions RPOs as of March 31, 2024	$19,295

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries, benefits, bonuses, and share-based compensation, amortization expense for developed technologies intangible assets, cost of data center hosting, third-party software, annual user group meeting costs, and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three Months Ended March 31,
	2025	2024	Dollar Change	Percent Change
Cost of software solutions revenue	$1,490	$1,392	$98	7%

The increase in cost of software solutions revenue is primarily related to an increase in salaries, benefits, bonuses, and share-based compensation of $82 and an increase in software costs of $28, offset by a decrease in other cost of software solutions revenue of $12.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries, benefits, bonuses, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, annual user group meeting costs, and sales support software. The following table reflects our selling and marketing expenses for the three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three Months Ended March 31,
	2025	2024	Dollar Change	Percent Change
Selling and marketing	$1,437	$1,231	$206	17%

The increase in selling and marketing expense is primarily related to an increase in commission expense of $176 directly related to the increase in revenue and an increase in marketing materials and trade shows of $78, offset by a decrease in sales support software of $16 and a decrease in other selling and marketing costs of $32.

General and Administrative

General and administrative expenses consist of salaries, benefits, bonuses and share-based compensation for executives and administrative personnel, amortization of trademark and trade name intangible assets, legal, rent, equipment, accounting and other professional services, consulting fees and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three Months Ended March 31,
	2025	2024	Dollar Change	Percent Change
General and administrative	$1,581	$1,138	$443	39%

The increase in general and administrative expenses is primarily related to an increase in salaries, benefits, bonuses, and share-based compensation of $338, an increase in professional service costs of $28, an increase in accounting software costs of $27 associated with service contract fees for our new accounting system, an increase in consulting fees of $21, and an increase in other general and administrative expenses of $29.

Research and Development

Research and development expenses primarily consist of salaries, benefits, bonuses, share-based compensation, and outsourcing engineering services related to the development of our software solutions. The following table reflects our research and development expense for the year end March 31, 2024, compared to the year ended March 31, 2023:

	Three Months Ended March 31,
	2025	2024	Dollar Change	Percent Change
Research and development	$1,391	$980	$411	42%

The increase in research and development expenses is primarily related to an increase in salaries, benefits, bonuses, and share-based compensation of $357 due to the allocation of resources from the Cloud Telecommunications Services segment as we finalize the migration of our customers to the VIP platform and from an increase in headcount, and an increase in outsourced engineering services expenses of $61, offset by a decrease in other research and development expenses of $7.

Other Income/(Expense)

Other income/(expense) primarily relates to net foreign exchange gains or losses and other income and expenses. The following table reflects our other income/(expense) for the three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three Months Ended March 31,
	2025	2024	Dollar Change	Percent Change
Other income/(expense), net	$(16)	$(17)	$1	6%

The change in other income/(expense) is primarily related to a decrease in other income of $25 and an increase in foreign exchange gains/(losses) of $24.

Liquidity and Capital Resources

Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We finance our operations primarily through services, software solutions, and product sales to our customers. As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $21,207 and $18,193, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment, asset acquisitions, business combinations, and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

Operating Activities

Cash provided by or used in operating activities is driven by our net income/(loss), adjustments to reconcile to net cash provided by or used in operating activities, the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business. The following table reflects our net cash provided by/(used in) operating activities for the three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three Months Ended March 31,
	2025	2024	Dollar Change	Percent Change
Net cash provided by/(used in) operating activities	$1,238	$(166)	$1,404	846%

The net cash provided by operations for the three months ended March 31, 2025 was primarily driven by our net income of $1,171, non-cash expenses for depreciation and amortization of $771, share-based compensation of $726, and a decrease in trade receivables of $292, offset by a decrease in accounts payable and accrued expenses of $695, a decrease in contract liabilities of $334, an increase in equipment financing receivables of $241, an increase in contract costs of $192, and an increase in inventory of $183.

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

Investing Activities

Cash provided by or used in investing activities is driven by the purchase of property and equipment, business combinations, and asset acquisitions. The following table reflects our net cash provided by/(used in) investing activities for the three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three Months Ended March 31,
	2025	2024	Dollar Change	Percent Change
Net cash provided by/(used in) investing activities	$-	$-	$-	0%

Financing Activities

Cash provided by or used in financing activities is driven by the proceeds from the exercise of options, taxes paid on the net settlement of stock options and RSUs, payments of contingent consideration, proceeds from notes payable, repayments made on finance leases and notes payable, proceeds and repayments on line of credit, dividend payments, and proceeds from the issuance of common stock in connection with an offering. The following table reflects our net cash provided by financing activities for the three months ended March 31, 2025, compared to the three months ended March 31, 2024:

	Three Months Ended March 31,
	2025	2024	Dollar Change	Percent Change
Net cash provided by/(used in) financing activities	$1,763	$859	$904	105%

Net cash provided by financing activities for the three months ended March 31, 2025, primarily relates to cash received from the exercise of stock options of $1,979, offset by repayments made on notes payable of $117, the payments of employee tax withholdings from the net settlement of stock options and RSUs of $80, and repayments made on finance leases of $19.

Net cash provided by financing activities for the three months ended March 31, 2024, primarily relates to cash received from the exercise of options of $1,049, offset by repayments made on finance leases of $18, repayments made on notes payable of $112, and employee tax withholdings from the net settlement of stock options and RSUs of $60.

Contractual Obligations and Commitments

Except as set forth in Notes 10, 14 and 15 in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Off Balance Sheet Arrangements

As of, March 31, 2025, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Related Party Transactions

On November 1, 2022, the Company completed the acquisition of Allegiant Networks, LLC, a Kansas limited liability company (the “Allegiant Networks”) to acquire from Seller one hundred percent (100%) of the issued and outstanding shares of Allegiant Networks in exchange for (i) a cash payment at closing in the amount of $2.0 million, (ii) a three-year promissory note by the Company in favor of Seller in the amount of $1.1 million, and (iii) 2,461,538 shares of the Company’s common stock, par value $0.001 per share. In connection with this transaction, the seller Bryan Dancer, became a greater than five percent shareholder of the Company. Therefore, the three-year promissory note in the amount of $1.1 million, is considered a related party transaction. The loan agreement has a term of three (3) years with quarterly payments of Ninety-Eight Thousand Three Hundred Eighty-one Dollars ($98,381), including interest at 4.00%, beginning on April 1, 2023. As of March 31, 2025 and December 31, 2024, the outstanding balance of the related party note payable was $384 and $478, respectively. During the three months ended March 31, 2025 and 2024, the Company paid principal of $94 and $90, respectively and interest of $4 and $8, respectively.

On February 1, 2024, the Company entered into a consulting agreement with Steven G. Mihaylo, Chairman Emeritus of the board of directors and a greater than five percent shareholder. In exchange for his consulting services, Mr. Mihaylo is to receive monthly consideration of $14 or $168 annually. During the three months ended March 31, 2025 and 2024, the company paid $42 and $28, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending or threatened that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 1A. Risk Factors

There are many risk factors that may affect our business and the results of our operations, many of which are beyond our control. Information on certain risks that we believe are material to our business is set forth in “Part I – Item 1A. Risk Factors” of the 2024 Form 10-K.

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

Crexendo, Inc.

May 6, 2025	By:	/s/ Jeffrey G. Korn
Jeffrey G. Korn Chief Executive Officer

May 6, 2025	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer

