Form 10-Q
period 2025-06-30
Crexendo, Inc.
filed 2025-08-05
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2025 was 30,169,531.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Crexendo, Inc. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except par value and share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$23,450	$18,193
Trade receivables, net of allowance of $146 and $146, respectively	5,620	4,352
Inventories	618	393
Equipment financing receivables, net of allowance of $34 and $69, respectively	1,185	1,049
Contract costs	2,135	1,931
Prepaid expenses	1,297	876
Income tax receivable	227	75
Other current assets	96	13
Total current assets	34,628	26,882

Contract assets, net of allowance of $155 and $127, respectively	433	406
Long-term equipment financing receivables, net of allowance of $76 and $157, respectively	2,657	2,397
Property and equipment, net	292	394
Operating lease right-of-use assets	1,227	1,491
Intangible assets, net	19,431	20,528
Goodwill	9,454	9,454
Contract costs, net of current portion	2,906	2,879
Other long-term assets	335	507
Total Assets	$71,363	$64,938

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$519	$1,003
Accrued expenses	7,468	6,992
Finance leases	3	21
Notes payable	356	478
Operating lease liabilities	475	481
Income tax payable	44	40
Contract liabilities	3,235	3,079
Total current liabilities	12,100	12,094

Contract liabilities, net of current portion	181	293
Finance leases, net of current portion	1	2
Notes payable, net of current portion	-	114
Operating lease liabilities, net of current portion	780	1,022
Total liabilities	13,062	13,525

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 50,000,000 shares, 30,160,217 shares issued and outstanding as of June 30, 2025 and 27,621,557 shares issued and outstanding as of December 31, 2024	30	28
Additional paid-in capital	142,452	138,015
Accumulated deficit	(84,387)	(86,790)
Accumulated other comprehensive income	206	160
Total stockholders' equity	58,301	51,413

Total Liabilities and Stockholders' Equity	$71,363	$64,938

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service revenue	$8,374	$8,067	$16,556	$15,912
Software solutions revenue	6,975	5,325	13,843	10,471
Product revenue	1,203	1,293	2,210	2,588
Total revenue	16,552	14,685	32,609	28,971

Operating expenses:
Cost of service revenue	3,556	3,246	7,043	6,355
Cost of software solutions revenue	1,813	1,445	3,303	2,837
Cost of product revenue	687	696	1,286	1,426
Selling and marketing	4,371	3,958	8,660	7,985
General and administrative	3,585	3,432	7,104	6,728
Research and development	1,437	1,328	2,960	2,577
Total operating expenses	15,449	14,105	30,356	27,908

Income/(loss) from operations	1,103	580	2,253	1,063

Other income/(expense):
Interest income	$126	$53	$210	$58
Interest expense	(6)	(11)	(15)	(24)
Other income/(expense), net	57	(7)	47	(21)
Total other income/(expense), net	177	35	242	13

Income/(loss) before income tax	1,280	615	2,495	1,076

Income tax benefit/(provision)	(48)	(27)	(92)	(54)

Net income/(loss)	$1,232	$588	$2,403	$1,022

Earnings per common share:
Basic	$0.04	$0.02	$0.08	$0.04
Diluted	$0.04	$0.02	$0.08	$0.03

Weighted-average common shares outstanding:
Basic	29,430,050	26,664,220	28,731,048	26,489,562
Diluted	31,324,711	29,510,903	31,165,361	29,810,838

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income/(loss)	$1,232	$588	$2,403	$1,022
Other comprehensive income, net of tax
Foreign currency translation gain/(loss)	33	(1)	46	-
Total other comprehensive income/(loss)	33	(1)	46	-
Comprehensive income/(loss)	$1,265	$587	$2,449	$1,022

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

Six Months Ended June 30, 2025 and 2024

(Unaudited, in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2025	27,621,557	$28	$138,015	$160	$(86,790)	$51,413
Share-based compensation	-	-	726	-	-	726
Vesting of restricted stock units	22,977	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	13	-	13
Issuance of common stock for exercise of stock options	1,345,852	1	1,978	-	-	1,979
Taxes paid on the net settlement of stock options and RSUs	-	-	(80)	-	-	(80)
Net income/(loss)	-	-	-	-	1,171	1,171
Balance, March 31, 2025	28,990,386	$29	$140,639	$173	$(85,619)	$55,222
Share-based compensation	-	-	762	-	-	762
Vesting of restricted stock units	44,862	-		-	-	-
Foreign currency translation adjustment, net of tax		-	-	33	-	33
Issuance of common stock for exercise of stock options	1,124,969	1	1,158	-	-	1,159
Taxes paid on the net settlement of stock options and RSUs	-	-	(107)	-	-	(107)
Net income/(loss)	-	-		-	1,232	1,232
Balance, June 30, 2025	30,160,217	$30	$142,452	$206	$(84,387)	$58,301

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2024	26,130,218	$26	$132,888	$166	$(88,467)	$44,613
Share-based compensation	-	-	728	-	-	728
Vesting of restricted stock units	-	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	1	-	1
Issuance of common stock for exercise of stock options	497,804	1	1,048	-	-	1,049
Taxes paid on the net settlement of stock options and RSUs	-	-	(60)	-	-	(60)
Net income/(loss)	-	-	-	-	434	434
Balance, March 31, 2024	26,628,022	$27	$134,604	$167	$(88,033)	$46,765
Share-based compensation	-	-	784	-	-	784
Vesting of restricted stock units	23,579	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	(1)	-	(1)
Issuance of common stock for exercise of stock options	61,084	-	84	-	-	84
Taxes paid on the net settlement of stock options and RSUs	-	-	(32)	-	-	(32)
Net income/(loss)	-	-		-	588	588
Balance, June 30, 2024	26,712,685	$27	$135,440	$166	$(87,445)	$48,188

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$2,403	$1,022
Adjustments to reconcile net income/(loss) to net cash provided by/(used for) operating activities:
Depreciation and amortization	1,627	1,676
Allowance for credit losses	(88)	8
Share-based compensation	1,488	1,512
Non-cash operating lease amortization	16	(6)
Changes in assets and liabilities:
Trade receivables	(1,268)	(486)
Contract assets	(54)	(21)
Equipment financing receivables	(281)	(321)
Inventories	(225)	(172)
Contract costs	(231)	(574)
Prepaid expenses	(421)	(534)
Income tax receivable	(152)	(79)
Other assets	(321)	(7)
Accounts payable and accrued expenses	(8)	104
Income tax payable	4	(53)
Contract liabilities	44	417
Net cash provided by/(used for) operating activities	2,533	2,486
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(18)	-
Net cash used for investing activities	(18)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments made on finance leases	(19)	(37)
Repayments made on notes payable	(236)	(226)
Proceeds from exercise of options	3,138	1,133
Taxes paid on the net settlement of stock options and RSUs	(187)	(92)
Net cash provided by/(used for) financing activities	2,696	778
Effect of exchange rate changes on cash	46	-
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	5,257	3,264
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	18,193	10,347
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$23,450	$13,611
Cash used during the year for:
Income taxes, net	$(243)	$(186)
Interest expense	$(11)	$(24)
Supplemental disclosure of non-cash investing and financing information:
Capitalized software development costs	$410	$-

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

Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the three months ended June 30, 2025 and 2024, the Company recorded foreign currency translation gains/(losses) of $33, and ($1), respectively, and during the six months ended June 30, 2025 and 2024, the Company recorded foreign currency gains/(losses) of $46 and $0, respectively, on our statements of comprehensive income (loss).

Cash and Cash Equivalents–We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $22,644 and $17,501, respectively.

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

Contract Costs–Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining software solutions and telecommunication service contracts which are recoverable. The Company capitalized contract costs in the amount of $5,041 and $4,810 at June 30, 2025 and December 31, 2024, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate, which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the three months ended June 30, 2025 and 2024, the Company amortized $749 and $546, respectively, and during the six months ended June 30, 2025 and 2024, the Company amortized $1,572 and $1,046 respectively, and there was no impairment loss in relation to the costs capitalized.

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

Intangible Assets – Our intangible assets consist of customer relationships, developed technologies, trademarks and trade name, and capitalized software development costs. The intangible assets are amortized following the patterns in which the economic benefits are consumed or straight-line over the estimated useful life. We periodically review the estimated useful lives of our intangible assets and review these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset.

Amortizable intangible assets are amortized over the estimated useful lives as follows:

Customer relationships	6 to 16 years
Developed technologies	2 to 6 years
Trademark and trade names	4 years
Capitalized software development costs	1 year

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

Product Warranty –We provide for the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. We base our estimated warranty obligation upon warranty terms, ongoing product failure rates, and current period product shipments. If actual product failure rates, repair rates or any other post-sales support costs were to differ from our estimates, we would be required to make revisions to the estimated warranty liability. Warranty terms generally last for the duration that the customer has service.

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

Research and Development –Research and development expenses consist primarily of personnel and related expenses for the Company’s research and development staff, including salaries, benefits, bonuses and share-based compensation and the cost of certain third-party contractors. Research and development costs are expensed as incurred. Costs related to internally developed software are expensed as research and development expense until technological feasibility has been achieved, after which the costs are capitalized.

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

Income Taxes – We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. At December 31, 2024, we determined that it is more likely-than-not that we will not be able to realize our deferred income tax assets in the future. A valuation allowance of $5,417 and $5,417 was recorded against our gross deferred tax asset balance as of June 30, 2025 and December 31, 2024, respectively.

Interest and penalties associated with income taxes are classified as income tax expense in the condensed consolidated statements of operations.

Share-Based Compensation – For equity-classified awards, compensation expense is recognized over the requisite service period based on the computed fair value on the grant date of the award. Equity classified awards include the issuance of stock options and restricted stock units (“RSUs”).

Operating Segments – Accounting guidance establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in financial reports issued to stockholders. The Company has reorganized into two operating segments, which consist of cloud telecommunications services and software solutions. The software solutions segment includes the results of operation of NetSapiens, LLC, NSHC, Inc., NetSapiens Canada, Inc., and NetSapiens International Limited. The cloud telecommunications segment includes the results of operations of Allegiant Networks, LLC, Crexendo Business Solutions, Inc., Crexendo International, Inc., and Crexendo Business Solutions of Virginia, Inc. We generate 93% of our total revenue from customers within the United States and 7% of our total revenues from customers in other parts of the world.

Significant Customers – No customer accounted for 10% or more of our total revenue for the three and six months ended June 30, 2025 and 2024. No customer accounted for 10% or more of our total trade receivables as of June 30, 2025 and December 31, 2024.

Recently Adopted Accounting Pronouncements – In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The Company adopted ASU 2023-07 (Topic 280) on a retrospective basis as of December 31, 2024, adding significant segment expense disclosures for the years ended December 31, 2024 and 2023. For more detailed information about reportable segments, see Note 17.

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

Recently Issued Accounting Pronouncements – In November 2024, the FASB issued ASU No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires a public business entity (“PBE”) to disclose information in the notes to financial statements about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. Entities would also have to disclose other specific expenses, gains, or losses that are already required to be disclosed under GAAP in this same disclosure, a qualitative description of the amounts remaining that are not separately disaggregated quantitatively, and the total amount of selling expenses, as well as the PBE’s definition of selling expenses. In January 2025, the FASB Issued ASU No. 2025-01, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)," which clarified that ASU 2024-03 is effective public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The application of this new guidance is not expected to have a material impact on the Company’s financial statements, as the guidance pertains only to disclosures.

2. Revenue

Revenue is measured based on a consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product, service, or software solution to a customer. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. The following is a description of principal activities – separated by reportable segments – from which the Company generates its revenue. For more detailed information about reportable segments, see Note 17.

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

Three Months Ended June 30, 2025	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$1,203	$-	$1,203
Equipment financing revenue	206	-	206
Telecommunications services	7,081	-	7,081
Fees, commissions, and other, recognized over time	651	-	651
One time fees, commissions and other	436	-	436
Software licenses	-	1,962	1,962
Subsrciption maintenance and support	-	4,822	4,822
Professional services and other	-	191	191
	$9,577	$6,975	$16,552
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$1,639	$2,153	$3,792
Products, services, and fees transferred over time	7,938	4,822	12,760
	$9,577	$6,975	$16,552

Three Months Ended June 30, 2024	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$1,293	$-	$1,293
Equipment financing revenue	162	-	162
Telecommunications services	6,749	-	6,749
Fees, commissions, and other, recognized over time	519	-	519
One time fees, commissions and other	637	-	637
Software licenses	-	1,146	1,146
Subsrciption maintenance and support	-	3,927	3,927
Professional services and other	-	252	252
	$9,360	$5,325	$14,685
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$1,930	$1,398	$3,328
Products, services, and fees transferred over time	7,430	3,927	11,357
	$9,360	$5,325	$14,685

Six Months Ended June 30, 2025	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$2,210	$-	$2,210
Equipment financing revenue	404	-	404
Telecommunications services	14,014	-	14,014
Fees, commissions, and other, recognized over time	1,249	-	1,249
One time fees, commissions and other	889	-	889
Software licenses	-	3,973	3,973
Subscription maintenance and support	-	9,409	9,409
Professional services and other	-	461	461
	$18,766	$13,843	$32,609
Timing of revenue recognition
Products and fees recognized at a point in time	$3,099	$4,434	$7,533
Services and fees transferred over time	15,667	9,409	25,076
	$18,766	$13,843	$32,609

Six Months Ended June 30, 2024	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$2,588	$-	$2,588
Equipment financing revenue	314	-	314
Telecommunications services	13,376	-	13,376
Fees, commissions, and other, recognized over time	1,019	-	1,019
One time fees, commissions and other	1,203	-	1,203
Software licenses	-	2,093	2,093
Subscription maintenance and support	-	7,838	7,838
Professional services and other	-	540	540
	$18,500	$10,471	$28,971
Timing of revenue recognition
Products and fees recognized at a point in time	$3,791	$2,633	$6,424
Services and fees transferred over time	14,709	7,838	22,547
	$18,500	$10,471	$28,971

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	June 30,	December 31,
(In thousands)	2025	2024
Receivables, which are included in trade receivables, net of allowance for credit losses	$5,620	$4,352
Contract assets, net of allowance for credit losses	433	406
Contract liabilities	3,416	3,372

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	For the Six Months Ended		For the Year Ended
(In thousands)	June 30, 2025		December 31, 2024
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(2,324)	$-	$(3,154)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	2,368	-	3,938
Transferred to receivables from contract assets recognized at the beginning of the period, net of allowance for credit losses	(176)	-	(302)	-
Increase due to additional unamortized discounts	203	-	366	-

Contract assets and allowance for credit losses

Our contract assets balance consists of the Company’s rights to consideration for work completed but not billed as of the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract assets were as follows (in thousands):

	June 30,	December 31,
	2025	2024
Gross contract assets	$588	$533
Less: allowance for credit losses	(155)	(127)
Contract assets, net of allowance for credit losses	$433	$406

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2024	$127
Provision	-
Write-offs	(2)
Recoveries and other	(3)
Balance at March 31, 2025	$122
Provision	37
Write-offs	(4)
Recoveries and other	-
Balance at June 30, 2025	$155

The allowance for credit losses is determined based on an assessment of historical collection experience using the loss-rate method as well as consideration of current and future economic conditions and changes in our loss-rate trends. We utilize a five-year lookback period to establish our estimate of expected credit losses, as our contractual terms range from three to five years. Based on that assessment, the allowance for credit losses as a percent of gross contract assets increased to 26.2% at June 30, 2025 from 23.8% at December 31, 2024.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2025	2026	2027	2028	2029 and thereafter	Total
Desktop devices	$587	$-	$-	$-	$-	$587
Telecommunications services	13,315	18,188	12,730	7,899	3,673	55,805
Software Solutions	9,269	9,046	5,336	1,846	1,580	27,077
Total	23,171	27,234	18,066	9,745	5,253	83,469
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income/(loss) (in thousands) (A)	$1,232	$588	$2,403	$1,022

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	29,430,050	26,664,220	28,731,048	26,489,562
Dilutive effect of stock-based awards	1,804,661	2,846,683	2,434,313	3,321,276
Diluted weighted-average outstanding shares of common stock (C)	31,234,711	29,510,903	31,165,361	29,810,838

Earnings per common share:
Basic (A/B)	$0.04	$0.02	$0.08	$0.04
Diluted (A/C)	$0.04	$0.02	$0.08	$0.03

For the three and six months ended June 30, 2025 and 2024, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net income per share because including them would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	2,331,638	3,160,358	1,725,349	2,746,780

4. Trade Receivables and Allowance for Credit Losses

Our trade receivables balance consists of traditional trade receivables. Trade receivables were as follows (in thousands):

	June 30,	December 31,
	2025	2024
Gross trade receivables	$5,766	$4,498
Less: allowance for credit losses	(146)	(146)
Trade receivables, net	$5,620	$4,352

Current trade receivables, net	$5,620	$4,352
Long-term trade receivables, net	-	-
Trade receivables, net	$5,620	$4,352

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2024	$146
Provision	48
Write-offs	(31)
Recoveries and other	2
Balance at March 31, 2025	$165
Provision	27
Write-offs	(20)
Recoveries and other	(26)
Balance at June 30, 2025	$146

The allowance for credit losses is determined based on an assessment of historical collection experience using the aging schedule method as well as consideration of current and future economic conditions. Based on that assessment, the allowance for credit losses as a percent of gross trade receivables decreased to 2.5% at June 30, 2025 from 3.3% at December 31, 2024.

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

	June 30,	December 31,
	2025	2024
Gross equipment financing receivables	$5,502	$5,164
Less: unearned income	(1,550)	(1,492)
Less: allowance for credit losses	(110)	(226)
Equipment financing receivables, net	$3,842	$3,446

Current equipment financing receivables, net	$1,185	$1,049
Long-term equipment financing receivables, net	2,657	2,397
Equipment financing receivables, net	$3,842	$3,446

A summary of our gross equipment financing receivables’ future contractual maturities, is as follows (in thousands):

Year ending December 31,
2025 remaining	$1,005
2026	1,753
2027	1,390
2028	879
2029	431
2030 and thereafter	44
Total	$5,502

Allowance for Credit Losses

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2024	$226
Provision	-
Write-offs	(8)
Recoveries and other	(118)
Balance at March 31, 2025	$100
Provision	18
Write-offs	(8)
Recoveries and other	-
Balance at June 30, 2025	$110

Aging of Receivables

The aging of gross equipment financing receivables was as follows (in thousands):

	June 30,	December 31,
	2025	2024
Past due amounts 0 - 90 days	$3,838	$3,444
Past due amounts > 90 days	4	2
Total	$3,842	$3,446

Our equipment financing receivable portfolio is primarily in the United States. The allowance for credit losses is determined principally based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, the allowance for credit losses as a percent of gross equipment financing receivables (net of unearned income) decreased to 2.8% at June 30, 2025 from 6.1% at December 31, 2024.

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

The table below shows gross equipment financing receivables and current period gross write offs by year of origination (in thousands):

	June 30, 2025							December 31, 2024
	2025	2024	2023	2022	2021	Prior	Total Equipment Financing Receivables	Total Equipment Financing Receivables
United States	$874	1,657	970	368	63	20	$3,952	$3,672
Current period gross write offs	$3	8	2	1	1	-	$16	$36

6. Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Prepaid corporate insurance	$219	$88
Prepaid software services and support	454	455
Prepaid employee insurance premiums	202	-
Prepaid Nasdaq listing fee	35	-
User group meeting fees	211	86
Prepaid rent	47	103
Other prepaid expenses	129	144
Total prepaid expenses	$1,297	$876

7. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Computer and office equipment	2,160	2,142
Computer software	589	589
Internal-use software	14	14
Vehicles	143	143
Leasehold improvements	34	34
Less: accumulated depreciation	(2,648)	(2,528)
Total property and equipment, net	$292	$394

Depreciation expense is included in general and administrative expenses and totaled $55 and $78 for the three months ended June 30, 2025 and 2024, respectively, and $120 and $158 for the six months ended June 30, 2025 and 2024, respectively.

8. Intangible Assets and Goodwill

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$26,073	$(8,403)	$17,670	$26,073	$(7,403)	$18,670
Developed technologies	4,900	(3,446)	1,454	4,900	(3,081)	1,819
Trademark and trade names	400	(400)	-	400	(361)	39
Capitalized software development costs	410	(103)	307	-	-	-
Total acquired intangible assets	$31,783	$(12,352)	$19,431	$31,373	$(10,845)	$20,528

As of June 30, 2025, the weighted average remaining useful life for customer relationships was 11.9 years, developed technologies was 1.9 years, and capitalized software development costs was 0.8 years.

Amortization expense for customer relationships intangible assets is included in selling and marketing expenses, amortization expense for developed technologies intangible assets is included in cost of software solutions revenue, amortization expense for trademark and trade name intangible assets is included in general and administrative expenses, amortization expense for capitalized software development costs intangible assets is included in general and administrative expenses. The following table summarizes the amortization expense by financial statement line item (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of software solutions revenue	$183	$203	$365	$406
Selling and marketing	499	526	1,000	1,053
General and administrative	119	29	142	59
Total amortization expense	$801	$758	$1,507	$1,518

As of June 30, 2025, annual amortization of definite lived intangible assets, based on existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Year ending December 31,
2025 remaining	$1,570
2026	2,560
2027	2,202
2028	1,637
2029	1,557
2030 and thereafter	9,905
Total	$19,431

The following table provides a summary of changes in the carrying amounts of goodwill (in thousands):

Goodwill
Balance at January 1, 2024	$9,454
Additions	-
Balance at December 31, 2024	$9,454
Additions	-
Balance at June 30, 2025	$9,454

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued wages and benefits	$2,930	$2,828
Accrued accounts payable	1,886	1,579
Accrued sales and telecommunications taxes	1,853	1,837
Product warranty liability	33	32
Cloud computing arrangements	44	279
Credit cards	87	117
Other	635	320
Total accrued expenses	$7,468	$6,992

The changes in aggregate product warranty liabilities for the year ended December 31, 2024 and the six months ended June 30, 2025 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2024	$25
Accrual for warranties	32
Adjustments related to pre-existing warranties	(4)
Warranty settlements	(21)
Balance at December 31, 2024	32
Accrual for warranties	12
Warranty settlements	(11)
Balance at June 30, 2025	$33

Product warranty expense is included in cost of product revenue expense and totaled $6 and $8 for the three months ended June 30, 2025 and 2024, respectively, and $12 and $15 for the six months ended June 30, 2025 and 2024, respectively.

10. Notes Payable

Notes payable consists of short and long-term financing arrangements:

	June 30,	December 31,
	2025	2024
Related party note payable	$290	$478
Other notes payable	66	114
Total notes payable	$356	$592
Less: current notes payable	(356)	(478)
Notes payable, net of current portion	$-	$114

On February 27, 2023, we entered into a promissory note with CrossFirst Bank in the amount of $278. The promissory note has a term of three (3) years with monthly payments of Eight Thousand Five Hundred Forty-Three ($8,543), including interest of 6.58%, beginning on March 27, 2023. Additionally, the promissory note is subject to certain financial covenants.

On November 1, 2022, as part of the acquisition of Allegiant Networks, we entered into a promissory note with the seller in the amount of $1.1 million. The loan agreement has a term of three (3) years with quarterly payments of Ninety-Eight Thousand Three Hundred Eighty-One ($98,381), including interest at 4.00%, beginning on April 1, 2023. As of June 30, 2025 and December 31, 2024, the outstanding balance of the related party note payable was $290 and $478, respectively. During the three months ended June 30, 2025 and 2024, the Company paid principal of $94 and $91, respectively, and interest of $4 and $7, respectively. During the six months ended June 30, 2025 and 2024, the Company paid principal of $188 and $181, respectively, and interest of $8 and $16, respectively.

As of June 30, 2025, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2025 remaining	$242
2026	114
2027	-
2028	-
2029	-
Total	$356

11. Line of Credit

The Company maintains a line of credit with a maximum principal amount of $700, payable upon demand. The line of credit expires on February 24, 2026. The line of credit bears interest at 0.50% over the Wall Street Journal Prime Rate. As of June 30, 2025, there was an outstanding balance of $0, and $700 remained available for borrowing. The line of credit is collateralized by all company assets. Additionally, the line of credit is subject to certain financial covenants.

12. Fair Value Measurements

We have financial instruments as of June 30, 2025 and December 31, 2024 for which the fair value is summarized below (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$5,620	$5,620	$4,352	$4,352
Equipment financing receivables	3,842	3,842	3,446	3,446
Liabilities:
Finance lease obligations	$4	$4	$23	$23
Notes payable	356	356	592	587

We have no liabilities for which fair value is recognized in the balance sheet on a recurring basis as of June 30, 2025 and December 31, 2024.

13. Income Taxes

Our effective tax rate for the three months ended June 30, 2025 and 2024 was 3.8% and 4.4%, respectively, which resulted in an income tax benefit/(provision) of $(48) and $(27), respectively. Our effective tax rate for the six months ended June 30, 2025 and 2024 was 3.7% and 5.0%, respectively, which resulted in an income tax benefit/(provision) of $(92) and $(54), respectively.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more-likely-than-not that such assets will not be realized. In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods by jurisdiction, unitary versus stand-alone state tax filings, our experience with loss carryforwards expiring unutilized, and all tax planning alternatives that may be available. As of December 31, 2024, management reviewed the weight of all the positive and negative evidence available. Management reviewed negative evidence such as three years of cumulative pretax loss in the U.S. federal tax jurisdiction, and positive evidence such as projections of future pretax income and the duration of statutory carry-forward periods. As of December 31, 2024 the Company has a cumulative pretax loss for the three year lookback excluding the gain on the sale of property and equipment, which is considered significant objectively verifiable negative evidence. Management also evaluated projections of future pretax income and the duration of statutory carry-forward periods to determine if the NOL carryforwards could be utilized in whole or in part before they expire unutilized. Forecasts and projections of future income are inherently subjective and therefore generally are given less weight, based on the extent to which the assumptions can be objectively verified based on historical experience. Although historical trends utilized in our projections are objectively verifiable we assigned less weight to this positive evidence given the subjective nature of assumptions in projections. Management reviewed negative evidence related to experience of credits and loss carryforwards expiring unutilized, and determined that although negative evidence exists, it was not significant evidence, as the current loss carryforwards do not begin to expire until 2032 and therefore risk is minimal. After reviewing the weight of the positive and negative evidence, management determined that the positive evidence was not sufficient enough to overcome the negative evidence of cumulative pretax losses for the three-year lookback to conclude that it is more likely than not that deferred tax assets of $5,417 are realizable. Therefore, a valuation allowance of $5,417 was recorded against our gross deferred tax asset balance as of June 30, 2025 and December 31, 2024.

14. Share-Based Compensation

The following table summarizes the statement of operations effect of share-based compensation for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of service revenue	$57	$91	$141	$206
Cost of software solutions revenue	31	24	60	44
Selling and marketing	113	145	239	276
General and administrative	448	362	793	678
Research and development	113	162	255	308
Total share-based compensation expense	$762	$784	$1,488	$1,512

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

We leased office space in Tempe, Arizona under a non-cancelable operating lease agreement that expired in January 2025. On August 9, 2023, in connection with the sale of our corporate office building and land, we entered into a lease agreement to leaseback the property. The operating lease agreement has an initial term of eighteen full calendar months, with an option to terminate the lease on the last day of the twelfth full calendar month with a sixty-day notice. The operating lease agreement includes fixed fees for property tax, insurance, and common area maintenance (CAM). We account for the lease components and non-lease components such as fixed fee property tax and insurance charges as a single lease component. The CAM charges are considered a separate non-lease component of the lease agreement and are excluded from the measurement of the lease liability. We utilized our incremental borrowing rate of 6.58% to determine the present value of lease payments to determine our lease liability. Rental expense for the three months ended June 30, 2025 and 2024 was approximately $0 and $78, respectively, and for the six months ended June 30, 2025 and 2024 was $14 and $156, respectively.

We currently are in a non-cancelable commercial sublease operating agreement to sublease office space in Tempe Arizona, which is the headquarters for the Company. This sublease commenced on October 1, 2024, and will continue for thirty-seven (37) months through October 31, 2027. The base monthly rent is as follows: October 1, 2024 – September 30, 2025, $28; October 1, 2025 – September 30, 2026, $29, and October 1, 2026 – October 31, 2027, $30. The Company is entitled to three months of rent abatement, which will be January 2025, January 2026, and January 2027. If Operating Costs exceed $20 in a calendar year, then the Company shall be responsible for fifty (50%) percent of the amount exceeding $20. Rental expense for the three months ended June 30, 2025 and 2024 was approximately $81 and $0, respectively, and for the six months ended June 30, 2025 and 2024 was $161 and $0, respectively.

We leased office space in Reston, Virginia under a non-cancelable operating lease agreement that expired in October 2024. The operating lease contained customary escalation clauses. Rental expense for the three months ended June 30, 2025 and 2024 was approximately $0 and $13, respectively, and for the six months ended June 30, 2025 and 2024 was $0 and $26, respectively.

We currently lease office space in San Diego, California under a non-cancelable operating lease agreement that expires in 2025. Rental expense for the three months ended June 30, 2025 and 2024 was approximately $21 and $22, respectively, and for the six months ended June 30, 2025 and 2024 was $43 and $43, respectively.

We currently lease office space in Overland Park, Kansas under a non-cancelable operating lease agreement that expires in 2027. The operating lease contains customary escalation clauses. Rental expense for the three months ended June 30, 2025 and 2024 was approximately $41 and $50, respectively, and for the six months ended June 30, 2025 and 2024 was $82 and $102, respectively.

We currently lease other assets under multiple operating leases. The leases expire on various dates through 2027 and the interest rates range from 3% to 15.74%. The expense is included in cost of product expenses and totaled approximately $17 and $20 for the three months ended June 30, 2025 and 2024, respectively, and for the six months ended June 30, 2025 and 2024 was $35 and $41, respectively.

We currently lease data center colocation space in Grand Rapids, Michigan, Las Vegas, Nevada, Dallas, Texas, Lenexa, Kansas, and Phoenix, Arizona under non-cancelable operating lease agreements that expire on various dates through 2029. Rental expense for the three months ended June 30, 2025 and 2024 was approximately $102 and $128, respectively, and for the six months ended June 30, 2025 and 2024 was $216 and $272, respectively.

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company leases equipment and support under finance lease agreements which extend through 2026. The Company also leases one vehicle under a financing agreement. The outstanding balance for finance leases was $4 and $23 as of June 30, 2025 and December 31, 2024, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $486 and $486 as of June 30, 2025 and December 31, 2024, respectively. Related accumulated depreciation totaled $433 and $403 as of June 30, 2025 and December 31, 2024, respectively. The $40 in support contracts were classified as a prepaid expense and are being amortized over the service period of three years. One support contract expired in January 2021 and the other expired in June 2024. Amortization expense is included in general and administrative expenses and totaled $0 and $1 for the three months ended June 30, 2025 and 2024, respectively, and for the six months ended June 30, 2025 and 2024 was $0 and $2, respectively. The interest rate on the finance lease obligation is 15.74% and interest expense was $0 and $1 for the three months ended June 30, 2025 and 2024, respectively, and for the six months ended June 30, 2025 and 2024 was $0 and $2, respectively.

The maturity of operating leases and finance lease liabilities as of June 30, 2025 are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2025 remaining	$294	$2
2026	555	2
2027	458	-
2028	62	-
2029	41	-
Total minimum lease payments	1,410	4
Less: amount representing interest	(138)	-
Present value of minimum lease payments	$1,272	$4

Lease term and discount rate	June 30, 2025
Weighted-average remaining lease term (years)
Operating leases	2.6
Finance leases	1.4
Weighted-average discount rate
Operating leases	7.6%
Finance leases	15.7%

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$330	$450
Operating cash flows from finance leases	-	1
Financing cash flows from finance leases	(38)	(37)

16. Commitments and Contingencies

Annual Employee Bonus Plan Accrual

We utilize incentive bonuses to reward performance achievements, which provides potential annual cash bonus awards to Company employees, including Named Executive Officers (“NEOs”). Under the Bonus Plan, the Compensation Committee of the Board of Directors of the Company (the “Board”) has established a bonus pool of $990, for our NEOs and executive management team for the year ending December 31, 2025. The Board established a bonus pool of $350 for our non-executive employees, for the year ending December 31, 2025. Participants are eligible to receive cash bonus awards based upon achieving annual performance targets established by the Board for the year ending December 31, 2025, relating to annual revenue and adjusted EBITDA performance targets. Awards will be paid on a tiered scale based upon actual performance as a percentage of the performance targets with a floor and cap. Payments for individual performance targets met or exceeded are payable, whether or not all performance targets are met, consistent with the weighted amounts for each performance target within the bonus pools. Bonus awards for NEOs and executive management will be weighted 50% on annual revenue and 50% on Adjusted EBITDA. No bonus will be awarded for any performance target for which actual performance is less than 90% of target. At 90% or greater actual performance relative to the target, 50% of the weighted bonus amount for the performance target is payable. From 90% to 100% actual performance relative to the target, the remaining 50% of the weighted bonus amount is awarded pro rata with the percentage of actual performance exceeding 90% of target (i.e., each 1% excess over 90% of performance target equals 5% of the weighted bonus amount payable). If actual performance reaches 105% for the revenue performance target and 110% of the adjusted EBITDA performance target or greater for any individual performance target, then an additional 10% of the amount apportioned to that performance target will be payable as an additional bonus. Historically, for the years ended December 31, 2024 and 2023, the employee bonus plan performance targets were achieved at 100% or greater. Based on our financial performance as of June 30, 2025 and forecasted annualized results for the year ended December 31, 2025, management determined that the achievement of 100% of the annual revenue and Adjusted EBITDA performance targets is probable. Based on management’s estimate, the Company recorded an accrual of $670 for the employee bonus plan, which is included in accrued expense in the accompanying condensed consolidated balance sheet at June 30, 2025.

Purchase Obligations

In February 2024, the Company entered into a $5.4 million noncancellable five-year hosting service contract with Oracle, a third-party network service provider. The contract includes minimum quarterly commitments and the requirements to maintain the service level for the entire contract period. Under this agreement, $227 remains due during fiscal year 2025, $1.1 million will be due during fiscal 2026, $1.4 million will be due during fiscal 2027, $1.7 million will be due during fiscal 2028, and $456 will be due during fiscal 2029. During the three months ended June 30, 2025 and 2024, the Company has expensed $22 and $125, respectively, and for the six months ended June 30, 2025 and 2024 was $22 and $125, respectively, of the purchase obligation and $0 and $234 is included in accrued expenses at June 30, 2025 and December 31, 2024, respectively.

Legal Proceedings

In the ordinary course of business, the Company may be involved in a variety of claims, lawsuits, investigations, and other proceedings, including patent infringement claims, employment litigation, regulatory compliance matters, and contractual disputes, that can arise in the normal course of the Company's operations. The Company recognizes a provision when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts the amount of the provision to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. As of June 30, 2025, the Company does not have a recorded liability for estimated losses. Legal costs are expensed as incurred.

17. Segment Reporting

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

Our chief operating decision maker (CODM) is our Chief Executive Officer, Jeffrey G. Korn. The CODM uses segment income/(loss) from operations before income tax for purposes of allocating resources and evaluating financial performance predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis using the segment income/(loss) before income tax measure when making decisions about allocating capital and personnel to the segments. The CODM does not review assets in evaluating the results of the operating segments, and therefore, such information is not presented. Segment revenue, significant segment expenses, income/(loss) from operations, other income/(expense) and income/(loss) before income tax for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands):

Three Months Ended June 30, 2025	Cloud	Software
(In thousands)	Telecommunications	Solutions	Total
	Segment	Segment	Consolidated
Service revenue	$8,374	$-	$8,374
Software solutions revenue	-	6,975	6,975
Product revenue	1,203	-	1,203
Consolidated revenue	9,577	6,975	16,552

Less: significant and other segment expenses
Employee expenses	3,931	3,214	7,145
Commissions	1,416	317	1,733
Contractor expense	471	554	1,025
Depreciation and amortization	349	509	858
Other segment items (1)	3,230	1,458	4,688
Total operating expense	9,397	6,052	15,449

Segment income/(loss) from operations	180	923	1,103

Less: other segment income/(expense)
Interest income	126	-	126
Interest expense	(6)	-	(6)
Other income/(expense)	3	54	57

Income/(loss) before income tax	$303	$977	$1,280

Income tax benefit/(provision)			(48)

Net income/(loss)			$1,232

———————

(1)	Other segment items primarily includes third-party telecommunication charges, cost of product revenue, software costs, data center costs, and other overhead expenses.

Three Months Ended June 30, 2024	Cloud	Software
(In thousands)	Telecommunications	Solutions	Total
	Segment	Segment	Consolidated
Service revenue	$8,067	$-	$8,067
Software solutions revenue	-	5,325	5,325
Product revenue	1,293	-	1,293
Consolidated revenue	9,360	5,325	14,685

Less: significant and other segment expenses
Employee expenses	4,070	2,440	6,510
Commissions	1,237	191	1,428
Contractor expense	500	396	896
Depreciation and amortization	354	482	836
Other segment items (1)	3,079	1,356	4,435
Total operating expense	9,240	4,865	14,105

Segment income/(loss) from operations	120	460	580

Less: other segment income/(expense)
Interest income	53	-	53
Interest expense	(11)	-	(11)
Other income/(expense)	3	(10)	(7)

Income/(loss) before income tax	$165	$450	$615

Income tax benefit/(provision)			(27)

Net income/(loss)			$588

———————

(1)	Other segment items primarily includes third-party telecommunication charges, cost of product revenue, software costs, data center costs, and other overhead expenses.

Six Months Ended June 30, 2025	Cloud	Software
(In thousands)	Telecommunications	Solutions	Total
	Segment	Segment	Consolidated
Service revenue	$16,556	$-	$16,556
Software solutions revenue	-	13,843	13,843
Product revenue	2,210	-	2,210
Consolidated revenue	18,766	13,843	32,609

Less: significant and other segment expenses
Employee expenses	7,857	6,459	14,316
Commissions	2,758	689	3,447
Contractor expense	916	939	1,855
Depreciation and amortization	653	974	1,627
Other segment items (1)	6,221	2,890	9,111
Total operating expense	18,405	11,951	30,356

Segment income/(loss) from operations	361	1,892	2,253

Less: other segment income/(expense)
Interest income	210	-	210
Interest expense	(15)	-	(15)
Other income/(expense)	9	38	47

Income/(loss) before income tax	$565	$1,930	$2,495

Income tax benefit/(provision)			(92)

Net income/(loss)			$2,403

———————

(1)	Other segment items primarily includes third-party telecommunication charges, cost of product revenue, software costs, data center costs, and other overhead expenses.

Six Months Ended June 30, 2024	Cloud	Software
(In thousands)	Telecommunications	Solutions	Total
	Segment	Segment	Consolidated
Service revenue	$15,912	$-	$15,912
Software solutions revenue	-	10,471	10,471
Product revenue	2,588	-	2,588
Consolidated revenue	18,500	10,471	28,971

Less: significant and other segment expenses
Employee expenses	8,220	4,929	13,149
Commissions	2,418	387	2,805
Contractor expense	919	794	1,713
Depreciation and amortization	711	965	1,676
Other segment items (1)	6,034	2,531	8,565
Total operating expense	18,302	9,606	27,908

Segment income/(loss) from operations	198	865	1,063

Less: other segment income/(expense)
Interest income	58	-	58
Interest expense	(24)	-	(24)
Other income/(expense)	6	(27)	(21)

Income/(loss) before income tax	$238	$838	$1,076

Income tax benefit/(provision)			(54)

Net income/(loss)			$1,022

———————

(1)	Other segment items primarily includes third-party telecommunication charges, cost of product revenue, software costs, data center costs, and other overhead expenses.

The Company operates in two geographic areas, the United States and international. Revenue by geography is based on the location of the customer from which the revenue is earned. Revenue by geographic location is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$15,040	$13,780	$30,394	$27,211
International	1,512	905	2,215	1,760
Total revenue	$16,552	$14,685	$32,609	$28,971

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

KEY BUSINESS METRICS

In addition to United States generally accepted accounting principles (“U.S. GAAP”) and financial measures such as total revenues, gross margin, and cash flows from operations, we review a number of key business metrics to evaluate growth trends, measure our performance, and make strategic decisions. We discuss revenues and operating expenses under “Results of Operations”, and cash flow from operations under “Liquidity and Capital Resources.” Other key business metrics are discussed below.

Annualized Exit Monthly Recurring Subscriptions

We believe that our Annualized Exit Monthly Recurring Subscriptions (“AERR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends to formulate financial projections and make strategic business decisions. Our AERR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at June 30, 2025 were $4,489. As such, our AERR at June 30, 2025 was $53,874 compared to $47,314 at June 30, 2024.

Net Monthly Subscription Dollar Retention Rate

We believe that our Net Monthly Subscription Dollar Retention Rate provides insight into our ability to retain and grow subscriptions revenue, as well as our customers’ potential long-term value to us. We believe that our ability to retain our customers and expand their use of our solutions over time is a leading indicator of the stability of our revenue base and we use these trends to formulate financial projections and make strategic business decisions. We define our Net Monthly Subscription Dollar Retention Rate as (i) one plus (ii) the quotient of Dollar Net Change divided by Average Monthly Recurring Subscriptions.

We define Dollar Net Change as the quotient of (i) the difference of our Monthly Recurring Subscriptions at the end of a period minus our Monthly Recurring Subscriptions at the beginning of a period minus our Monthly Recurring Subscriptions at the end of the period from new customers we added during the period, all divided by (ii) the number of months in the period. We define our Average Monthly Recurring Subscriptions as the average of the Monthly Recurring Subscriptions at the beginning and end of the measurement period.

For example, if our Monthly Recurring Subscriptions were $122 at the end of a quarterly period and $100 at the beginning of the period, and $24 at the end of the period from new customers we added during the period, then the Dollar Net Change would be equal to ($0.67), or the amount equal to the difference of $122 minus $100 minus $24, all divided by three months. Our Average Monthly Recurring Subscriptions would equal $111, or the sum of $100 plus $122, divided by two. Our Net Monthly Subscription Dollar Retention Rate would then equal 99.4%, or approximately 99%, or one plus the quotient of the Dollar Net Change divided by the Average Monthly Recurring Subscriptions.

Adjusted EBITDA

In addition, we use Adjusted EBITDA to manage our business, evaluate our performance and make planning decisions. We consider this metric to be a useful measure of our operating performance, because it contains adjustments for unusual events or factors that do not directly affect what management considers the core operating performance, and are used by our management for that purpose. We also believe this measure enables us to better evaluate our performance by facilitating a meaningful comparison of our core operating results in a given period to those in prior and future periods. Investors often use similar measures to evaluate the operating performance with competitors. Adjusted EBITDA represents net income before interest and other income, income taxes, depreciation, amortization of intangible assets, and share-based compensation and related taxes.

Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not consider any expenses for assets being depreciated and amortized that are necessary to our business;
•	Adjusted EBITDA does not consider the impact of interest and other income/(expense), income taxes, share-based compensation and related taxes, and amortization of intangible assets; and
•	Other companies, including companies in our industry, may calculate diluted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should be considered alongside other financial performance measures, including net income/(loss) and our other GAAP results.

Our key business metrics for the periods ended June 30, 2025 and June 30, 2024, were as follows (in thousands, except for percentages):

	As of June 30, 2025			As of June 30, 2024
	Cloud Telecommunications Services	Software Solutions	Consolidated	Cloud Telecommunications Services	Software Solutions	Consolidated
Annualized exit recurring revenue	$34,185	$19,689	$53,874	$31,464	$15,850	$47,314
Net dollar subscription retention rate	99%	101%	100%	99%	101%	99%
Adjusted EBITDA	958	1,826	2,784	1,000	1,204	2,204

RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-Q.

Results of Consolidated Operations (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service revenue	$8,374	$8,067	$16,556	$15,912
Software solutions revenue	6,975	5,325	13,843	10,471
Product revenue	1,203	1,293	2,210	2,588
Total revenue	$16,552	$14,685	$32,609	$28,971
Income/(loss) before income tax	1,280	615	2,495	1,076
Income tax benefit/(provision)	(48)	(27)	(92)	(54)
Net income/(loss)	1,232	588	2,403	1,022
Basic earnings per share	$0.04	$0.02	$0.08	$0.04
Diluted earnings per share	$0.04	$0.02	$0.08	$0.03

Three months ended June 30, 2025 compared to three months ended June 30, 2024

Total Revenue

Total revenue consists of service revenue, software solutions revenue and product revenue. The following table reflects our total revenue for the three months ended June 30, 2025, compared to the three months ended June 30, 2024:

	Three Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Total revenue	$16,552	$14,685	$1,867	13%

The increase in total revenue is due to an increase in software solutions revenue of $1,650 and an increase in service revenue of $307, offset by a decrease in product revenue of $90.

Income/(Loss) Before Income Tax

The following table reflects our income/(loss) before income tax for the three months ended June 30, 2025, compared to the three months ended June 30, 2024:

	Three Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Income/(loss) before income tax	$1,280	$615	$665	108%

The increase in income/(loss) before income tax is primarily related to an increase in revenue of $1,867 and an increase in other income/(expense) of $142, offset by an increase in operating expenses of $1,344. The increase in revenue is related to organic growth from new and existing customers. The increase in operating expenses is primarily related to an increase in salaries, benefits, bonuses, and share-based compensation of $679, an increase in commission expenses of $306, an increase in contract labor and outsourced engineering services of $172, an increase in software costs of $141, and an increase in other operating expenses of $46. The increase in other income/(expense) is primarily related to an increase in interest income of $73, an increase in other income of $64, and a decrease in interest expense of $5.

Income Tax Benefit/(Provision)

The following table reflects our income tax benefit/(provision) for the three months ended June 30, 2025, compared to the three months ended June 30, 2024:

	Three Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Income tax benefit/(provision)	$(48)	$(27)	$21	78%

The increase in income tax provision is due to minimum state tax increases as a result of increased revenue.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

Total Revenue

Total revenue consists of service revenue, software solutions revenue and product revenue. The following table reflects our service revenue for the six months ended June 30, 2025, compared to the six months ended June 30, 2024:

	Six Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Total revenue	$32,609	$28,971	$3,638	13%

The increase in total revenue is due to an increase in software solutions revenue of $3,372 and an increase in service revenue of $644, offset by a decrease in product revenue of $378.

Income/(Loss) Before Income Tax

The following table reflects our income/(loss) before income tax for the six months ended June 30, 2025, compared to the six months ended June 30, 2024:

	Six Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Income/(loss) before income tax	$2,495	$1,076	$1,419	132%

The increase in income before income tax is primarily related to an increase in revenue of $3,638 and a net increase in other income/(expense) of $229, offset by an increase in operating expenses of $2,448. The increase in revenue is related to organic growth from new and existing customers. The increase in operating expenses is primarily related to an increase in salaries, benefits, bonuses, and share-based compensation of $1,220, an increase in commission expenses of $643, an increase in contract labor and outsourced engineering services of $269, an increase in software costs of $184, an increase in accounting software costs of $113, and an increase in other operating expenses of $19. The increase in other income/(expense) is primarily related to an increase in interest income of $152, an increase in other income of $68, and a decrease in interest expense of $9.

Income Tax Benefit/(Provision)

The following table reflects our income tax benefit/(provision) for the six months ended June 30, 2025, compared to the six months ended June 30, 2024:

	Six Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Income tax benefit/(provision)	$(92)	$(54)	$38	70%

The increase in income tax provision is due to minimum state tax increases as a result of increased revenue.

USE OF NON-GAAP FINANCIAL MEASURES

To evaluate our business, we consider and use non-generally accepted accounting principles (“Non-GAAP”) net income and Adjusted EBITDA as a supplemental measure of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income to be an important indicator of overall business performance because it allows us to evaluate results without the effects of share-based compensation and related taxes, acquisition related expenses, changes in fair value of contingent consideration, amortization of intangibles, and goodwill and long-lived asset impairment. We define EBITDA as U.S. GAAP net income/(loss) before interest expense, interest income and other expense/(income), the gain/(loss) on the sale of property and equipment, goodwill and long-lived asset impairments, provision/(benefit) for income taxes, and depreciation and amortization. We believe EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define Adjusted EBITDA as EBITDA adjusted for acquisition related expenses, changes in fair value of contingent consideration and share-based compensation and related taxes. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period, as well as across companies.

In our August 5, 2025 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income, EBITDA and Adjusted EBITDA. The terms Non-GAAP net income, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income/(loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Income/(Loss) to Non-GAAP Net Income
(Unaudited, in thousands, except for per share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
U.S. GAAP net income/(loss)	$1,232	$588	$2,403	$1,022
Share-based compensation and related taxes (1)	825	788	1,623	1,526
Amortization of intangible assets	801	758	1,507	1,518
Non-GAAP net income	$2,858	$2,134	$5,533	$4,066

Non-GAAP earnings per common share:
Basic	$0.10	$0.08	$0.19	$0.15
Diluted	$0.09	$0.07	$0.18	$0.14

Weighted-average common shares outstanding:
Basic	29,430,050	26,664,220	28,731,048	26,489,562
Diluted	31,234,711	29,510,903	31,165,361	29,810,838

Reconciliation of U.S. GAAP Net Income/(Loss) to EBITDA to Adjusted EBITDA
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
U.S. GAAP net income/(loss)	$1,232	$588	$2,403	$1,022
Depreciation and amortization	856	836	1,627	1,676
Interest expense	6	11	15	24
Other, net	(183)	(46)	(257)	(37)
Income tax provision	48	27	92	54
EBITDA	1,959	1,416	3,880	2,739
Share-based compensation and related taxes (1)	825	788	1,623	1,526
Adjusted EBITDA	$2,784	$2,204	$5,503	$4,265

———————

(1)

For the three months ended June 30, 2025 and 2024, employer payroll tax expense related to share-based compensation was $63 and $4, respectively. For the six months ended June 30, 2025 and 2024, employer payroll tax expense related to share-based compensation was $135 and $14, respectively.

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

Operating Results of our Cloud Telecommunications Services Segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Cloud Telecommunications Services	2025	2024	2025	2024
Service revenue	$8,374	$8,067	$16,556	$15,912
Product revenue	1,203	1,293	2,210	2,588
Total revenue	$9,577	$9,360	$18,766	$18,500
Operating expenses:
Cost of service revenue	$3,556	$3,246	$7,043	$6,355
Cost of product revenue	687	696	1,286	1,426
Selling and marketing	3,081	2,808	5,933	5,604
General and administrative	1,958	2,232	3,896	4,390
Research and development	115	258	247	527
Total operating expenses	9,397	9,240	18,405	18,302
Income/(loss) from operations	180	120	361	198
Other income/(expense), net	123	45	204	40
Income/(loss) before income tax	$303	$165	$565	$238

Three months ended June 30, 2025 compared to three months ended June 30, 2024

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, managed IT service, and administrative fees. The following table reflects our service revenue for the three months ended June 30, 2025, compared to the three months ended June 30, 2024:

	Three Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Service revenue	$8,374	$8,067	$307	4%

The increase in service revenue is due to an increase in telecommunications services fees of $332, an increase in fees, commissions, and other, recognized over time of $132, and an increase in sales-type lease interest of $44, offset by a decrease in one-time fees, commissions and other of $201. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices, third-party equipment, and device as a service. The following table reflects our product revenue for the three months ended June 30, 2025, compared to the three months ended June 30, 2024:

	Three Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Product revenue	$1,203	$1,293	$(90)	-7%

Product revenue fluctuates from one period to the next based on sales bookings, the allocation of discounts or sales promotions across the performance obligations, and the timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. The decrease in product revenue is primarily related to a decrease in managed IT services and infrastructure as a service product revenue of $131, offset by an increase in product revenue related to our cloud telecommunications services of $41.

Remaining Performance Obligations

Remaining Performance Obligations (RPOs) represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2025 and 2024. RPO’s increased 9%, or $4,708 to $56,392 as of June 30, 2025 as compared to $51,684 as of June 30, 2024. Below is a table which displays the Cloud Telecommunications segment revenue remaining performance obligations as of April 1, 2025 and 2024, and June 30, 2025 and 2024, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications RPOs as of April 1, 2025	$54,683
Cloud Telecommunications RPOs as of June 30, 2025	$56,392

Cloud Telecommunications RPOs as of April 1, 2024	$48,081
Cloud Telecommunications RPOs as of June 30, 2024	$51,684

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, contract labor costs, customer support salaries, benefits, bonuses, and share-based compensation. The following table reflects our cost of service revenue for the three months ended June 30, 2025, compared to the three months ended June 30, 2024:

	2025	2024	Dollar Change	Percent Change
Cost of service revenue	$3,556	$3,246	$310	10%

The increase in cost of service revenue was primarily related to an increase in third-party telecommunications charges of $118, an increase in salaries, benefits, bonuses, share-based compensation, and headcount of $85, an increase in data center hosting costs of $43, an increase in software costs of $13, an increase in contract labor costs to assist with the migration of our customers to our new VIP platform of $10, and an increase in other cost of service revenue of $41.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the three months ended June 30, 2025, compared to the three months ended June 30, 2024:

	2025	2024	Dollar Change	Percent Change
Cost of product revenue	$687	$696	$(9)	-1%

The decrease in cost of product revenue is primarily related to the decrease in product revenue for the three months ended June 30, 2025.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries, benefits, bonuses, and share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, amortization of customer relationship intangible assets, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the three months ended June 30, 2025, compared to the three months ended June 30, 2024:

	Three Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Selling and marketing	$3,081	$2,808	$273	10%

The increase in selling and marketing expense is primarily related to an increase in commission expense of $179 directly related to the increase in revenue, an increase in salaries, benefits, bonuses, share-based compensation, and headcount of $71, and an increase in other sales and marketing expense of $23.

General and Administrative

General and administrative expenses consist of salaries, benefits, bonuses and share-based compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, rent expense, consulting fees, depreciation, amortization of intangible assets, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended June 30, 2025, compared to the three months ended June 30, 2024:

	Three Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
General and administrative	$1,958	$2,232	$(274)	-12%

The decrease in general and administrative expenses is primarily related to a decrease in administrative salaries, benefits, bonuses, and share-based compensation of $159 from the allocation of costs to our Software Solutions Segment, offset by an increase related to company-wide salary increases, a decrease in legal fees of $56 related to the filing of our Form S-3 in 2024, a decrease in telecommunication annual taxes and fees of $27, a decrease in consulting fees of $21, a decrease in rent expense of $17, and a decrease in other general and administrative expenses of $45, offset by an increase in the amortization of the capitalized software development costs intangible asset of $51.

Research and Development

Research and development expenses primarily consist of salaries, benefits, bonuses, and share-based compensation, outsourced engineering services related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the three months ended June 30, 2025, compared to the three months ended June 30, 2024:

	Three Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Research and development	$115	$258	$(143)	-55%

The decrease in research and development expenses is primarily related to the allocation of engineering resources to our Software Solutions segment of $149 as we finalize the migration of our customers to our VIP platform, offset by an increase in other research and development expenses of $6.

Other Income/(Expense)

Other income/(expense) primarily relates to interest income, interest expense, net foreign exchange gains or losses, and credit card cash back rewards. The following table reflects our other income/(expense) for the three months ended June 30, 2025, compared to the three months ended June 30, 2024:

	2025	2024	Dollar Change	Percent Change
Other income/(expense), net	$123	$45	$78	173%

The change in other income/(expense) is primarily related to an increase in interest income of $73 and a decrease in interest expense of $5.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, managed IT service, and administrative fees. The following table reflects our service revenue for the six months ended June 30, 2025, compared to the six months ended June 30, 2024:

	Six Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Service revenue	$16,556	$15,912	$644	4%

The increase in service revenue is due to an increase in telecommunications services fees of $638, an increase in fees, commissions, and other, recognized over time of $230, and an increase in sales-type lease interest of $90, offset by a decrease in one-time fees, commissions and other of $314.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices, third-party equipment, and device as a service. The following table reflects our product revenue for the six months ended June 30, 2025, compared to the six months ended June 30, 2024:

	Six Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Product revenue	$2,210	$2,588	$(378)	-15%

Product revenue fluctuates from one period to the next based on sales bookings, the allocation of discounts or sales promotions across the performance obligations, and the timing of installations. Our typical customer installation is completed within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. The decrease in product revenue is primarily related to a decrease in managed IT services and infrastructure as a service product revenue of $400, offset by an increase in product revenue related to our cloud telecommunications services of $22.

Remaining Performance Obligations

Remaining Performance Obligations (RPOs) represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2025 and 2024. RPO’s increased 9%, or $4,708 to $56,392 as of June 30, 2025 as compared to $51,684 as of June 30, 2024. Below is a table which displays the Cloud Telecommunications segment revenue remaining performance obligations as of January 1, 2025 and 2024, and June 30, 2025 and 2024, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications RPOs as of January 1, 2025	$55,369
Cloud Telecommunications RPOs as of June 30, 2025	$56,392

Cloud Telecommunications RPOs as of January 1, 2024	$44,810
Cloud Telecommunications RPOs as of June 30, 2024	$51,684

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, contract labor costs, third-party software, customer support salaries, benefits, bonuses, and share-based compensation. The following table reflects our cost of service revenue for the six months ended June 30, 2025, compared to the six months ended June 30, 2024:

	Six Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Cost of service revenue	$7,043	$6,355	$688	11%

The increase in cost of service revenue was primarily related to an increase in third-party telecommunications charges of $254, an increase in salaries, benefits, bonuses, share-based compensation, and headcount of $156, an increase in data center hosting costs of $83, an increase in contract labor costs to assist with the migration of our customers to our new VIP platform of $64, an increase in software costs of $56, an increase in bank and merchant processing fees of $19, and an increase in other cost of service revenue of $56.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the six months ended June 30, 2025, compared to the six months ended June 30, 2024:

	Six Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Cost of product revenue	$1,286	$1,426	$(140)	-10%

The decrease in cost of product revenue is directly related to a decrease in product revenue for the six months ended June 30, 2025.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries, benefits, bonuses, and share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, amortization of customer relationship intangible assets, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the six months ended June 30, 2025, compared to the six months ended June 30, 2024:

	Six Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Selling and marketing	$5,933	$5,604	$329	6%

The increase in selling and marketing expense is primarily related to an increase in commission expense of $340 directly related to the increase in revenue, an increase in salaries, benefits, bonuses, share-based compensation, and headcount of $95, and an increase in other sales and marketing expense of $10, offset by a decrease in bad debt related to a decrease in our credit loss reserve of $116.

General and Administrative

General and administrative expenses consist of salaries, benefits, bonuses and share-based compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, depreciation, amortization of intangible assets, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the six months ended June 30, 2025, compared to the six months ended June 30, 2024:

	Six Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
General and administrative	$3,896	$4,390	$(494)	-11%

The decrease in general and administrative expenses is primarily related to a decrease in administrative salaries, benefits, bonuses, and share-based compensation of $360 from the allocation of costs to our Software Solutions Segment offset by increases in salaries, a decrease in telecommunication annual taxes and fees of $71, a decrease in legal fees of $56 related to the filing of our Form S-3 in 2024, a decrease in consulting fees of $28, and a decrease in other general and administrative expenses of $30, offset by an increase in the amortization of the capitalized software development costs intangible asset of $51.

Research and Development

Research and development expenses primarily consist of salaries, benefits, bonuses, and share-based compensation, outsourced engineering services related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the six months ended June 30, 2025, compared to the six months ended June 30, 2024:

	Six Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Research and development	$247	$527	$(280)	-53%

The decrease in research and development expenses is primarily related to the allocation of engineering resources to our Software Solutions segment of $279 as we finalize the migration of our customers to our VIP platform and a decrease in other research and development expenses of $1.

Other Income/(Expense)

Other income/(expense) primarily relates to interest expense and net foreign exchange gains or losses, offset by credit card cash back rewards. The following table reflects our other income/(expense) for the six months ended June 30, 2025, compared to the six months ended June 30, 2024:

	2025	2024	Dollar Change	Percent Change
Other income/(expense), net	$204	$40	$164	410%

The change in other income/(expense) is primarily related to an increase in interest income of $152, an increase in other income of $3, and a decrease in interest expense of $9.

Operating Results of Software Solutions segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Software Solutions	2025	2024	2025	2024
Software solutions revenue	$6,975	$5,325	$13,843	$10,471
Operating expenses:
Cost of software solutions revenue	1,813	1,445	3,303	2,837
Selling and marketing	1,290	1,150	2,727	2,381
General and administrative	1,627	1,200	3,208	2,338
Research and development	1,322	1,070	2,713	2,050
Total operating expenses	6,052	4,865	11,951	9,606
Operating income/(loss)	923	460	1,892	865
Other income/(expense), net	54	(10)	38	(27)
Income/(loss) before income tax	$977	$450	$1,930	$838

Three months ended June 30, 2025 compared to three months ended June 30, 2024

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, professional services, and annual user group meeting fees. Software licenses are billed by the number of concurrent sessions a customer has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fixes, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training and implementation as well as custom mobile branding. The following table reflects our service revenue for the three months ended June 30, 2025, compared to the three months ended June 30, 2024:

	Three Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Software solutions revenue	$6,975	$5,325	$1,650	31%

The increase in software solutions revenue is primarily related to an increase in recurring software license and maintenance and support subscriptions of $895 and an increase in in perpetual software license revenue of $816, offset by a decrease in professional services and other revenue of $61.

Remaining Performance Obligations

Remaining Performance Obligations (RPOs) represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2025 and 2024. RPO’s increased 39%, or $7,599 to $27,077 as of June 30, 2025 as compared to $19,478 as of June 30, 2024. Below is a table which displays the software solutions segment revenue remaining performance obligations as of April 1, 2025 and 2024, and June 30, 2025 and 2024, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Software solutions RPO's as of April 1, 2025	$27,266
Software solutions RPO's as of June 30, 2025	$27,077

Software solutions RPO's as of April 1, 2024	$19,295
Software solutions RPO's as of June 30, 2024	$19,478

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries, benefits, bonuses, and share-based compensation, amortization expense for developed technologies intangible assets, cost of data center hosting, third-party software, annual user group meeting costs, and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the three months ended June 30, 2025, compared to the three months ended June 30, 2024:

	Three Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Cost of software solutions revenue	$1,813	$1,445	$368	25%

The increase in cost of software solutions revenue is primarily related to an increase in salaries, benefits, bonuses, share-based compensation, and headcount of $204, an increase in outsourced services of $141, and an increase in software costs of $128, offset by a decrease in third-party hosting service costs of $103 related to the renegotiation of our third-party hosting service contract and a decrease in other cost of software solutions revenue of $2.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries, benefits, bonuses, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, annual user group meeting costs, and sales support software. The following table reflects our selling and marketing expenses for the three months ended June 30, 2025, compared to the three months ended June 30, 2024:

	Three Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Selling and marketing	$1,290	$1,150	$140	12%

The increase in selling and marketing expense is primarily related to an increase in commission expense of $127 directly related to the increase in revenue, an increase in marketing materials and trade shows of $20, and an increase in other selling and marketing costs of $5, offset by a decrease in sales support software of $12.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, amortization of trademark and trade name intangible assets, legal, rent, equipment, accounting and other professional services, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended June 30, 2025, compared to the three months ended June 30, 2024:

	Three Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
General and administrative	$1,627	$1,200	$427	36%

The increase in general and administrative expenses is primarily related to an increase in salaries, benefits, bonuses, share-based compensation, and headcount of $376 due to allocation of resources from the Cloud Telecommunications Services Segment, and an increase in the amortization of the capitalized software development costs intangible asset of $51.

Research and Development

Research and development expenses primarily consists of salaries, benefits, bonuses, share-based compensation, and outsourcing engineering services related to the development of our software solutions. The following table reflects our research and development expenses for the three months ended June 30, 2025, compared to the three months ended June 30, 2024:

	Three Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Research and development	$1,322	$1,070	$252	24%

The increase in research and development expenses is primarily related to an increase in salaries, benefits, bonuses, share-based compensation, and headcount of $251 due to the allocation of resources from the Cloud Telecommunications Services segment as we finalize the migration of our customers to the VIP platform and an increase in other research and development costs of $1.

Other Income/(Expense)

Other income/(expense) primarily relates to interest expense, net foreign exchange gains or losses, and other income and expenses. The following table reflects our other expense for the three months ended June 30, 2025, compared to the three months ended June 30, 2024:

	Three Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Other income/(expense), net	$54	$(10)	$64	640%

The change in other income/(expense) is primarily related to a increase in other income of $13 and an increase in foreign exchange gains/(losses) of $51.

Six months ended June 30, 2025 compared to six months ended June 30, 2024

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, professional services, and annual user group meeting fees. Software licenses are billed by the number of concurrent sessions a customer has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fixes, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training and implementation as well as custom mobile branding. The following table reflects our service revenue for the six months ended June 30, 2025, compared to the six months ended June 30, 2024:

	Six Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Software solutions revenue	$13,843	$10,471	$3,372	32%

The increase in software solutions revenue is primarily related to an increase in in perpetual software license revenue of $1,880, an increase in recurring software license and maintenance and support subscriptions of $1,571, offset by a decrease in professional services and other revenue of $79.

Remaining Performance Obligations

Remaining Performance Obligations (RPOs) represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2025 and 2024. RPO’s increased 39%, or $7,599 to $27,077 as of June 30, 2025 as compared to $19,478 as of June 30, 2024. Below is a table which displays the software solutions segment revenue remaining performance obligations as of January 1, 2025 and 2024, and June 30, 2025 and 2024, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Software solutions RPO's as of January 1, 2025	$30,262
Software solutions RPO's as of June 30, 2025	$27,077

Software solutions RPO's as of January 1, 2024	$19,122
Software solutions RPO's as of June 30, 2024	$19,478

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries, benefits, bonuses, and share-based compensation, amortization expense for developed technologies intangible assets, cost of data center hosting, third-party software, annual user group meeting costs, and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the six months ended June 30, 2025, compared to the six months ended June 30, 2024:

	Six Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Cost of software solutions revenue	$3,303	$2,837	$466	16%

The increase in cost of software solutions revenue is primarily related to an increase in salaries, benefits, bonuses, share-based compensation, and headcount of $286, an increase in software costs of $156, an increase in outsourced services of $102, and an increase in other cost of software solutions revenue of $25, offset by a decrease in third-party hosting service costs of $103 related to the renegotiation of our third-party hosting service contract.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries, benefits, bonuses, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, annual user group meeting costs, and sales support software. The following table reflects our selling and marketing expenses for the six months ended June 30, 2025, compared to the six months ended June 30, 2024:

	Six Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Selling and marketing	$2,727	$2,381	$346	15%

The increase in selling and marketing expense is primarily related to an increase in commission expense of $303 directly related to the increase in revenue and an increase in marketing materials and trade shows of $97, offset by a decrease in sales support software of $28 and a decrease in other selling and marketing costs of $26.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, amortization of trademark and trade name intangible asset, legal, rent, equipment, accounting and other professional services, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the six months ended June 30, 2025, compared to the six months ended June 30, 2024:

	Six Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
General and administrative	$3,208	$2,338	$870	37%

The increase in general and administrative expenses is primarily related to an increase in salaries, benefits, bonuses, share-based compensation, and headcount of $714 due to allocation of resources from the Cloud Telecommunications services segment, an increase amortization of the capitalized software development costs intangible asset of $51, an increase in consulting fees of $42, an increase in professional service costs of $28, an increase in accounting software costs of $27 associated with service contract fees for our new accounting system, and an increase in other general and administrative expenses of $8.

Research and Development

Research and development expenses primarily consists of salaries, benefits, bonuses, share-based compensation, and outsourcing engineering services related to the development of our software solutions. The following table reflects our research and development expenses for the six months ended June 30, 2025, compared to the six months ended June 30, 2024:

	Six Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Research and development	$2,713	$2,050	$663	32%

The increase in research and development expenses is primarily related to an increase in salaries, benefits, bonuses, share-based compensation, and headcount of $608 due to the allocation of resources from the Cloud Telecommunications Services segment as we finalize the migration of our customers to the VIP platform, and an increase in outsourced engineering services expenses of $61, offset by a decrease in other research and development expenses of $6.

Other Income/(Expense)

Other income/(expense) primarily relates to interest expense, net foreign exchange gains or losses, and other income and expenses. The following table reflects our other expense for the six months ended June 30, 2025, compared to the six months ended June 30, 2024:

	Six Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Other income/(expense), net	$38	$(27)	$65	241%

The change in other income/(expense) is primarily related to a decrease in other income of $12 and an increase in foreign exchange gains/(losses) of $77.

Liquidity and Capital Resources

Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We finance our operations primarily through services, software solutions, and product sales to our customers. As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $23,450 and $18,193, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment, asset acquisitions, business combinations, and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

Operating Activities

Cash provided by or used in operating activities is driven by our net income/(loss), adjustments to reconcile to net cash provided by or used in operating activities, the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business. The following table reflects our net cash provided by/(used in) operating activities for the six months ended June 30, 2025, compared to the six months ended June 30, 2024:

	Six Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Net cash provided by/(used in) operating activities	$2,533	$2,486	$47	2%

The net cash provided by operating activities for the six months ended June 30, 2025 was primarily driven by our net income of $2,403, non-cash expenses for depreciation and amortization of $1,627, and share-based compensation of $1,488, offset by a an increase in trade receivables of $1,268, an increase in prepaid expenses of $421, an increase in equipment financing receivables of $396, an increase in contract costs of $231, an increase in inventory of $225, and an increase in income tax receivable of $152.

The net cash provided by operating activities for the six months ended June 30, 2024 was primarily driven by non-cash expenses for depreciation and amortization of $1,676, share-based compensation of $1,512, our net income for the six months ended June 30, 2024 of $1,022, an increase in contract liabilities of $417, and an increase in accounts payable and accrued expenses of $104, offset by an increase in contract costs of $574, an increase in prepaid expense of $534, an increase in trade receivables of $516, an increase in equipment financing receivables of $298, and an increase in inventories of $172.

Investing Activities

Cash provided by or used in investing activities is driven by the purchase of property and equipment, business combinations, and asset acquisitions. The following table reflects our net cash provided by/(used in) investing activities for the six months ended June 30, 2025, compared to the six months ended June 30, 2024:

	Six Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Net cash provided by/(used in) investing activities	$(18)	$-	$18	100%

The net cash used in investing activities for the six months ended June 30, 2025 was for the purchase of property and equipment.

Financing Activities

Cash provided by or used in financing activities is driven by the proceeds from the exercise of options, taxes paid on the net settlement of stock options and RSUs, payments of contingent consideration, proceeds from finance leases and notes payable, repayments made on finance leases and notes payable, proceeds and repayments on line of credit, and proceeds from the issuance of common stock in connection with an offering. The following table reflects our net cash provided by/(used in) financing activities for the six months ended June 30, 2025, compared to the six months ended June 30, 2024:

	Six Months Ended June 30,
	2025	2024	Dollar Change	Percent Change
Net cash provided by/(used in) financing activities	$2,696	$778	$1,918	247%

Net cash provided by financing activities for the six months ended June 30, 2025 primarily relates to cash received from the exercise of stock options of $3,138, offset by repayments made on notes payable of $236, the payments of employee tax withholdings from the net settlement of stock options and RSUs of $187, and repayments made on finance leases of $19.

Net cash provided by financing activities for the six months ended June 30, 2024 primarily relates to cash received from the exercise of stock options of $1,133, offset by repayments made on notes payable of $226, the payments of employee tax withholdings from the net settlement of stock options and RSUs of $92, and repayments made on finance leases of $37.

Contractual Obligations and Commitments

Except as set forth in Notes 10, 14, and 15 in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Off Balance Sheet Arrangements

As of, June 30, 2025, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Related Party Transactions

On November 1, 2022, the Company completed the acquisition of Allegiant Networks, LLC, a Kansas limited liability company (the “Allegiant Networks”) to acquire from Seller one hundred percent (100%) of the issued and outstanding shares of Allegiant Networks in exchange for (i) a cash payment at closing in the amount of $2.0 million, (ii) a three-year promissory note by the Company in favor of Seller in the amount of $1.1 million, and (iii) 2,461,538 shares of the Company’s common stock, par value $0.001 per share. In connection with this transaction, the seller Bryan Dancer, became a greater than five percent shareholder of the Company. Therefore, the three-year promissory note in the amount of $1.1 million, is considered a related party transaction. The loan agreement has a term of three (3) years with quarterly payments of Ninety-Eight Thousand Three Hundred Eighty-one Dollars ($98,381), including interest at 4.00%, beginning on April 1, 2024. As of June 30, 2025 and December 31, 2024, the outstanding balance of the related party note payable was $289 and $478, respectively. During the three months ended June 30, 2025 and 2024, the Company paid principal of $94 and $91, respectively, and interest of $4 and $7, respectively. During the six months ended June 30, 2025 and 2024, the Company paid principal of $188 and $181, respectively, and interest of $8 and $16, respectively.

On February 1, 2024, the Company entered into a consulting agreement with Steven G. Mihaylo, Chairman Emeritus of the board of directors and a greater than five percent shareholder. In exchange for his consulting services, Mr. Mihaylo is to receive monthly consideration of $14 or $168 annually. During the three months ended June 30, 2025 and 2024, the Company paid $42 and $42, respectively, and $84 and $70 for the six months ended June 30, 2025 and 2024, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5. Other Information

Adoption of New 10b5-1 Plan

On March 8, 2024, Jon Brinton, our Chief Revenue Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 148,062 shares common stock. The number of shares that may be sold under the trading arrangement will be reduced by the number of shares (not yet determinable) withheld to satisfy tax obligations upon the vesting of certain outstanding equity awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is effective until March 8, 2028, or earlier if all transactions under the trading arrangement are completed.

On December 9, 2024, Jeffrey Korn, our Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 100,000 shares common stock. The number of shares that may be sold under the trading arrangement will be reduced by the number of shares (not yet determinable) withheld to satisfy tax obligations upon the vesting of certain outstanding equity awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is effective until May 8, 2026, or earlier if all transactions under the trading arrangement are completed.

On December 9, 2024, Ronald Vincent, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 150,000 shares common stock. The number of shares that may be sold under the trading arrangement will be reduced by the number of shares (not yet determinable) withheld to satisfy tax obligations upon the vesting of certain outstanding equity awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is effective until May 8, 2026, or earlier if all transactions under the trading arrangement are completed.

On December 11, 2024, Douglas Gaylor, our President and Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 120,000 shares common stock. The number of shares that may be sold under the trading arrangement will be reduced by the number of shares (not yet determinable) withheld to satisfy tax obligations upon the vesting of certain outstanding equity awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is effective until May 8, 2026, or earlier if all transactions under the trading arrangement are completed.

Termination of 10b5-1 Plan

On May 29, 2025, David Wang, our Chief Technology Officer, terminated a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 400,000 shares common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement was effective until December 31, 2025, or earlier if all transactions under the trading arrangement are completed.

On May 29, 2025, Anand Buch, our Chief Strategy Officer, terminated a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 600,000 shares common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement was effective until December 31, 2025, or earlier if all transactions under the trading arrangement are completed.

No other directors or officers, as defined in Rule 16a-1(f), have adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the last fiscal quarter.

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

Crexendo, Inc.

August 5, 2025	By:	/s/ JEFFREY G. KORN
Jeffrey G. Korn Chief Executive Officer

August 5, 2025	By:	/s/ RoNALD VINCENT
Ronald Vincent Chief Financial Officer

