Form 10-Q
period 2025-09-30
Crexendo, Inc.
filed 2025-11-04
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

_________________________

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________.

Commission file number 001-32277

_________________________

Crexendo, Inc.
(Exact name of registrant as specified in its charter)

_________________________

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2025 was 30,731,048.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except par value and share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$28,573	$18,193
Trade receivables, net of allowance of $144 and $146, respectively	4,748	4,352
Inventories	640	393
Equipment financing receivables, net of allowance of $37 and $69, respectively	1,335	1,049
Contract costs	2,173	1,931
Prepaid expenses	1,472	876
Income tax receivable	256	75
Other current assets	118	13
Total current assets	39,315	26,882

Contract assets, net of allowance of $154 and $127, respectively	446	406
Long-term equipment financing receivables, net of allowance of $82 and $157, respectively	3,150	2,397
Property and equipment, net	238	394
Operating lease right-of-use assets	1,114	1,491
Intangible assets, net	18,646	20,528
Goodwill	9,454	9,454
Contract costs, net of current portion	3,228	2,879
Other long-term assets	366	507
Total Assets	$75,957	$64,938

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$737	$1,003
Accrued expenses	8,057	6,992
Finance leases	3	21
Notes payable	236	478
Operating lease liabilities	484	481
Income tax payable	43	40
Contract liabilities	4,039	3,079
Total current liabilities	13,599	12,094

Contract liabilities, net of current portion	359	293
Finance leases, net of current portion	-	2
Notes payable, net of current portion	-	114
Operating lease liabilities, net of current portion	655	1,022
Total liabilities	14,613	13,525

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued
Common stock, par value $0.001 per share - authorized 50,000,000 shares, 30,701,950 shares issued and outstanding as of September 30, 2025 and 27,621,557 shares issued
and outstanding as of December 31, 2024	31	28
Additional paid-in capital	144,063	138,015
Accumulated deficit	(82,937)	(86,790)
Accumulated other comprehensive income	187	160
Total stockholders' equity	61,344	51,413

Total Liabilities and Stockholders' Equity	$75,957	$64,938

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service revenue	$8,607	$7,953	$25,163	$23,865
Software solutions revenue	7,521	5,860	21,364	16,331
Product revenue	1,369	1,814	3,579	4,402
Total revenue	17,497	15,627	50,106	44,598

Operating expenses:
Cost of service revenue	3,664	3,336	10,707	9,691
Cost of software solutions revenue	1,924	1,686	5,227	4,523
Cost of product revenue	888	1,081	2,174	2,507
Selling and marketing	4,522	4,221	13,182	12,206
General and administrative	3,780	3,695	10,884	10,423
Research and development	1,414	1,473	4,374	4,050
Total operating expenses	16,192	15,492	46,548	43,400

Income/(loss) from operations	1,305	135	3,558	1,198

Other income/(expense):
Interest income	199	69	409	127
Interest expense	(3)	(7)	(18)	(31)
Other income/(expense), net	(8)	(3)	39	(24)
Total other income/(expense), net	188	59	430	72

Income/(loss) before income tax	1,493	194	3,988	1,270

Income tax (provision)/benefit	(43)	(46)	(135)	(100)

Net income/(loss)	$1,450	$148	$3,853	$1,170

Earnings per common share:
Basic	$0.05	$0.01	$0.13	$0.04
Diluted	$0.05	$0.00	$0.12	$0.04

Weighted-average common shares outstanding:
Basic	30,397,144	26,848,644	29,292,516	26,610,130
Diluted	31,818,738	29,857,261	31,418,659	29,827,531

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income/(loss)	$1,450	$148	$3,853	$1,170
Other comprehensive income, net of tax
Foreign currency translation gain/(loss)	(19)	(14)	27	(14)
Total other comprehensive income/(loss)	(19)	(14)	27	(14)
Comprehensive income/(loss)	$1,431	$134	$3,880	$1,156

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

Nine Months Ended September 30, 2025 and 2024

(Unaudited, in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2025	27,621,557	$28	$138,015	$160	$(86,790)	$51,413
Share-based compensation	-	-	726	-	-	726
Vesting of restricted stock units	22,977	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	13	-	13
Issuance of common stock for exercise of stock options	1,345,852	1	1,978	-	-	1,979
Taxes paid on the net settlement of stock options and RSUs	-	-	(80)	-	-	(80)
Net income/(loss)	-	-	-	-	1,171	1,171
Balance, March 31, 2025	28,990,386	$29	$140,639	$173	$(85,619)	$55,222
Share-based compensation	-	-	762	-	-	762
Vesting of restricted stock units	44,862	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	33	-	33
Issuance of common stock for exercise of stock options	1,124,969	1	1,153	-	-	1,154
Taxes paid on the net settlement of stock options and RSUs	-	-	(102)	-	-	(102)
Net income/(loss)	-	-		-	1,232	1,232
Balance, June 30, 2025	30,160,217	$30	$142,452	$206	$(84,387)	$58,301
Share-based compensation	-	-	766	-	-	766
Vesting of restricted stock units	41,544	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	(19)	-	(19)
Issuance of common stock for exercise of stock options	500,189	1	1,003	-	-	1,004
Taxes paid on the net settlement of stock options and RSUs	-	-	(158)	-	-	(158)
Net income/(loss)	-	-	-	-	1,450	1,450
Balance, September 30, 2025	30,701,950	$31	$144,063	$187	$(82,937)	$61,344

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2024	26,130,218	$26	$132,888	$166	$(88,467)	$44,613
Share-based compensation	-	-	728	-	-	728
Vesting of restricted stock units	-	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	1	-	1
Issuance of common stock for exercise of stock options	497,804	1	1,048	-	-	1,049
Taxes paid on the net settlement of stock options and RSUs	-	-	(60)	-	-	(60)
Net income/(loss)	-	-	-	-	434	434
Balance, March 31, 2024	26,628,022	$27	$134,604	$167	$(88,033)	$46,765
Share-based compensation	-	-	784	-	-	784
Vesting of restricted stock units	23,579	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	(1)	-	(1)
Issuance of common stock for exercise of stock options	61,084	-	84	-	-	84
Taxes paid on the net settlement of stock options and RSUs	-	-	(32)	-	-	(32)
Net income/(loss)	-	-		-	588	588
Balance, June 30, 2024	26,712,685	$27	$135,440	$166	$(87,445)	$48,188
Share-based compensation	-	-	781	-	-	781
Vesting of restricted stock units	24,856	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	(14)	-	(14)
Issuance of common stock for exercise of stock options	293,892	-	440	-	-	440
Taxes paid on the net settlement of stock options and RSUs	-	-	(74)	-	-	(74)
Net income/(loss)	-	-		-	148	148
Balance, September 30, 2024	27,031,433	$27	$136,587	$152	$(87,297)	$49,469

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$3,853	$1,170
Adjustments to reconcile net income/(loss) to net cash provided by/(used for) operating activities:
Depreciation and amortization	2,466	2,505
Allowance for credit losses	(82)	8
Share-based compensation	2,254	2,293
Non-cash operating lease amortization	13	(12)
Changes in assets and liabilities:
Trade receivables	(394)	(247)
Contract assets	(67)	(35)
Equipment financing receivables	(932)	(608)
Inventories	(247)	(136)
Contract costs	(591)	(867)
Prepaid expenses	(596)	(819)
Income tax receivable	(181)	(53)
Other assets	(374)	(69)
Accounts payable and accrued expenses	799	695
Income tax payable	3	(53)
Contract liabilities	1,026	335
Net cash provided by/(used for) operating activities	6,950	4,107
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(18)	-
Net cash provided by/(used for) investing activities	(18)	-
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments made on finance leases	(20)	(56)
Repayments made on notes payable	(356)	(340)
Proceeds from exercise of options	4,137	1,573
Taxes paid on the net settlement of stock options and RSUs	(340)	(166)
Net cash provided by/(used for) financing activities	3,421	1,011
Effect of exchange rate changes on cash	27	(14)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	10,380	5,104
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	18,193	10,347
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$28,573	$15,451
Cash used during the year for:
Income taxes, net	$(315)	$(205)
Interest expense	$(16)	$(25)
Supplemental disclosure of non-cash investing and financing information:
Capitalized software development costs	$411	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited, in thousands, except per share and share data)

1. Significant Accounting Policies

Description of Business – Crexendo, Inc. is incorporated in the state of Nevada. As used hereafter in the notes to condensed consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company.” Crexendo, Inc. is an award-winning software technology company that is a premier provider of cloud communication platform software and unified communications as a service (UCaaS) offerings, including voice, video, contact center, and managed IT services tailored to businesses of all sizes. Our cloud communications software solutions currently support over seven million end users globally, through an extensive network of over 235 cloud communication platform software subscribers and our direct retail offering. The Company has two operating segments, which consist of Cloud Telecommunications and Software Solutions.

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

Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the three months ended September 30, 2025 and 2024, the Company recorded foreign currency translation gains/(losses) of $(19) and $(14), respectively, and during the nine months ended September 30, 2025 and 2024, the Company recorded foreign currency gains/(losses) of $27 and ($14), respectively, on our statements of comprehensive income (loss).

Cash and Cash Equivalents–We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $28,063 and $17,501, respectively.

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

Equipment Financing Receivables and Allowance for Credit Losses–Equipment financing receivables are comprised of sales-type leases. Sales-type leases are from financing options provided to clients for cloud telecommunications equipment (IP or cloud telephone desktop devices) or software licenses and are generally due in installments over periods ranging from three to five years.

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

Contract Costs–Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining software solutions and telecommunication service contracts which are recoverable. The Company capitalized contract costs in the amount of $5,401 and $4,810 at September 30, 2025 and December 31, 2024, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate, which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the three months ended September 30, 2025 and 2024, the Company amortized $742 and $697, respectively, and during the nine months ended September 30, 2025 and 2024, the Company amortized $2,313 and $1,744, respectively, and there was no impairment loss in relation to the costs capitalized.

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

Business Acquisitions -We account for business combinations using the acquisition method of accounting. The acquisition method of accounting requires that the purchase price, including the fair value of contingent consideration, of the acquisition be allocated to the assets acquired and liabilities assumed using the fair values determined by management as of the acquisition date. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill to the extent the Company identifies adjustments to the preliminary purchase price allocation. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations. We include the results of all acquisitions in our consolidated financial statements from the date of acquisition. Acquisition-related transaction costs, such as banking, legal, accounting and other costs incurred in connection with an acquisition, are expensed as incurred in general and administrative expenses.

Goodwill–We have recorded goodwill related to various business acquisitions. Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. In each of our acquisitions, the objective of the acquisition was to expand our product offerings and customer base and to achieve synergies related to cross selling opportunities, all of which contributed to the recognition of goodwill. We test goodwill for impairment on an annual basis or more frequently if events or changes in circumstances indicate that goodwill might be impaired. Items that could reasonably be expected to negatively affect key assumptions used in estimating fair value include but are not limited to: sustained decline in our stock price due to a decline in our financial performance due to the loss of key customers, loss of key personnel, emergence of new technologies or new competitors; and decline in overall market or economic conditions leading to a decline in our stock price.

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

Income Taxes–We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. At December 31, 2024, we determined that it is more likely-than-not that we will not be able to realize our deferred income tax assets in the future. A valuation allowance of $5,417 and $5,417 was recorded against our gross deferred tax asset balance as of September 30, 2025 and December 31, 2024, respectively.

Interest and penalties associated with income taxes are classified as income tax expense in the condensed consolidated statements of operations.

Share-Based Compensation–For equity-classified awards, compensation expense is recognized over the requisite service period based on the computed fair value on the grant date of the award. Equity classified awards include the issuance of stock options and restricted stock units (“RSUs”).

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

Significant Customers–No customer accounted for 10% or more of our total revenue for the three and nine months ended September 30, 2025 and 2024. No customer accounted for 10% or more of our total trade receivables as of September 30, 2025 and December 31, 2024.

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

Cloud Telecommunications Services–Cloud telecommunication services include voice, data, collaboration software, broadband Internet access, managed IT services, cloud server rental and support, managed security, cabling, software license sales, interest generated from equipment financing revenue, and support for premise-based PBX phone systems. The Company recognizes revenue as services are provided in service revenue. Fees generated from reselling broadband Internet access are recognized as revenue net of the costs charged by the third-party service providers. Cloud telecommunications services are billed and paid on a monthly basis. Our telecommunications services contracts typically have a term of thirty-nine to ninety months.

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

Software Licenses-The Company's software licenses typically provide a perpetual right to use the Company's software. The Company also sells term-based software licenses that expire and Software-as-a-Service ("SaaS") based software which are referred to as subscription arrangements. The Company does not customize its software nor are installation services required, as the customer has a right to utilize internal resources or a third-party service company. The software is delivered before related services are provided and are functional without professional services or customer support. The Company has concluded that its software licenses are functional intellectual property that are distinct, as the user can benefit from the software on its own. The software license revenue could be recognized upon transfer of control or when the software is made available for download, as this is the point that the user of the software can direct the use of, and obtain substantially all of the remaining benefits from, the functional intellectual property. However, historical experience shows that customers regularly renegotiate the number of licenses during the installation process. Therefore, the Company recognizes revenue from software licenses when the setup is complete. The Company does not recognize software revenue related to the renewal of subscription software licenses earlier than the beginning of the subscription period.

•	SNAPsolution® - a comprehensive, IP-based platform that provides a broad suite of UC services including hosted Private Branch Exchange (PBX), auto-attendant, call center, conferencing, and mobility. The platform includes a broad range of feature-sets, custom-built to provide unprecedented levels of flexibility, making the solution competitive with the market’s leading players. SNAPsolution includes a full suite of Voice over Internet Protocol (VoIP)/UC features with one low cost universal license, as opposed to pricing each feature individually. The Company licenses its platform based on concurrent sessions, not per seat/per feature. This allows service providers to oversubscribe their networks, driving down the cost per seat as volume increases. As the service provider increases their customer base, they only have to ensure they have sufficient concurrent call licenses to support users across the network. The Company recognizes one-time upfront software license revenue when the software setup is complete.
•	SNAPaccel – aSoftware-as-a-Service ("SaaS") based software license referred to as subscription arrangements. The Company recognizes revenue as subscriptions are provided in service revenue on a monthly basis.

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

Professional Services and Other -The Company's professional services include consulting, technical support, resident engineer services, design services and installation services. Revenue from professional services and other is recognized when the performance obligation is complete and the customer has accepted the performance obligation.

Disaggregation of Revenue

In the following table, revenue is disaggregated by primary major product line, and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

Three Months Ended September 30, 2025	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$1,369	$-	$1,369
Equipment financing revenue	213	-	213
Telecommunications services	7,312	-	7,312
Fees, commissions, and other, recognized over time	628	-	628
One time fees, commissions and other	454	-	454
Software licenses	-	2,071	2,071
Software license and maintenance and support subscriptions	-	5,142	5,142
Professional services and other	-	308	308
	$9,976	$7,521	$17,497
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$1,823	$2,379	$4,202
Products, services, and fees transferred over time	8,153	5,142	13,295
	$9,976	$7,521	$17,497

Three Months Ended September 30, 2024	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$1,814	$-	$1,814
Equipment financing revenue	173	-	173
Telecommunications services	6,752	-	6,752
Fees, commissions, and other, recognized over time	578	-	578
One time fees, commissions and other	450	-	450
Software licenses	-	1,466	1,466
Software license and maintenance and support subscriptions	-	4,102	4,102
Professional services and other	-	292	292
	$9,767	$5,860	$15,627
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$2,264	$1,758	$4,022
Products, services, and fees transferred over time	7,503	4,102	11,605
	$9,767	$5,860	$15,627

Nine Months Ended September 30, 2025	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$3,579	$-	$3,579
Equipment financing revenue	617	-	617
Telecommunications services	21,326	-	21,326
Fees, commissions, and other, recognized over time	1,877	-	1,877
One time fees, commissions and other	1,343	-	1,343
Software licenses	-	6,044	6,044
Software license and maintenance and support subscriptions	-	14,551	14,551
Professional services and other	-	769	769
	$28,742	$21,364	$50,106
Timing of revenue recognition
Products and fees recognized at a point in time	$4,922	$6,813	$11,735
Services and fees transferred over time	23,820	14,551	38,371
	$28,742	$21,364	$50,106

Nine Months Ended September 30, 2024	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$4,402	$-	$4,402
Equipment financing revenue	487	-	487
Telecommunications services	20,128	-	20,128
Fees, commissions, and other, recognized over time	1,597	-	1,597
One time fees, commissions and other	1,653	-	1,653
Software licenses	-	3,559	3,559
Software license and maintenance and support subscriptions	-	11,940	11,940
Professional services and other	-	832	832
	$28,267	$16,331	$44,598
Timing of revenue recognition
Products and fees recognized at a point in time	$6,055	$4,391	$10,446
Services and fees transferred over time	22,212	11,940	34,152
	$28,267	$16,331	$44,598

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	September 30,	December 31,
(In thousands)	2025	2024
Receivables, which are included in trade receivables, net of allowance for credit losses	$4,748	$4,352
Contract assets, net of allowance for credit losses	446	406
Contract liabilities	4,398	3,372

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	For the Nine Months Ended		For the Year Ended
(In thousands)	September 30, 2025		December 31, 2024
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(2,107)	$-	$(3,154)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	3,133	-	3,938
Transferred to receivables from contract assets recognized at the beginning of the period, net of allowance for credit losses	(190)	-	(302)	-
Increase due to additional unamortized discounts	230	-	366	-

Contract assets and allowance for credit losses

Our contract assets balance consists of the Company’s rights to consideration for work completed but not billed as of the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract assets were as follows (in thousands):

	September 30,	December 31,
	2025	2024
Gross contract assets	$600	$533
Less: allowance for credit losses	(154)	(127)
Contract assets, net of allowance for credit losses	$446	$406

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2024	$127
Provision	-
Write-offs	(2)
Recoveries and other	(3)
Balance at March 31, 2025	$122
Provision	37
Write-offs	(4)
Recoveries and other	-
Balance at June 30, 2025	$155
Provision	-
Write-offs	-
Recoveries and other	(1)
Balance at September 30, 2025	$154

The allowance for credit losses is determined based on an assessment of historical collection experience using the loss-rate method as well as consideration of current and future economic conditions and changes in our loss-rate trends. We utilize a five-year lookback period to establish our estimate of expected credit losses, as our contractual terms range from three to five years. Based on that assessment, the allowance for credit losses as a percent of gross contract assets increased to 25.7% at September 30, 2025 from 23.8% at December 31, 2024.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2025	2026	2027	2028	2029 and thereafter	Total
Desktop devices	$423	$-	$-	$-	$-	$423
Telecommunications services	7,994	21,377	14,688	9,531	4,980	58,570
Software Solutions	6,047	12,158	6,254	2,634	1,795	28,888
Total	14,464	33,535	20,942	12,165	6,775	87,881
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income/(loss) (in thousands) (A)	$1,450	$148	$3,853	$1,170

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	30,397,144	26,848,644	29,292,516	26,610,130
Dilutive effect of stock-based awards	1,421,594	3,008,617	2,126,143	3,217,402
Diluted weighted-average outstanding shares of common stock (C)	31,818,738	29,857,261	31,418,659	29,827,532

Earnings per common share:
Basic (A/B)	$0.05	$0.01	$0.13	$0.04
Diluted (A/C)	$0.05	$0.00	$0.12	$0.04

For the three and nine months ended September 30, 2025 and 2024, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net income per share because including them would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Stock options	1,515,383	2,871,939	1,725,784	2,775,229

4. Trade Receivables and Allowance for Credit Losses

Our trade receivables balance consists of traditional trade receivables. Trade receivables were as follows (in thousands):

	September 30,	December 31,
	2025	2024
Gross trade receivables	$4,892	$4,498
Less: allowance for credit losses	(144)	(146)
Trade receivables, net	$4,748	$4,352

Current trade receivables, net	$4,748	$4,352
Long-term trade receivables, net	-	-
Trade receivables, net	$4,748	$4,352

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2024	$146
Provision	48
Write-offs	(31)
Recoveries and other	2
Balance at March 31, 2025	$165
Provision	27
Write-offs	(20)
Recoveries and other	(26)
Balance at June 30, 2025	$146
Provision	50
Write-offs	(29)
Recoveries and other	(23)
Balance at September 30, 2025	$144

The allowance for credit losses is determined based on an assessment of historical collection experience using the aging schedule method as well as consideration of current and future economic conditions. Based on that assessment, the allowance for credit losses as a percent of gross trade receivables decreased to 3.0% at September 30, 2025 from 3.3% at December 31, 2024.

5. Equipment Financing Receivables and Allowance for Credit Losses

Our equipment financing receivables balance consists of sales-type leases arising from lease financing of cloud telecommunication equipment (IP or cloud telephone desktop devices) bundled and sold with our cloud telecommunications services and software licenses. The majority of our leases that qualify as sales-type leases are non-cancelable and include cancellation penalties approximately equal to the full value of the lease receivables. Revenue from sales-type leases is recognized upon installation and the interest portion is deferred and recognized as earned. These receivables are typically collateralized by a security interest in the underlying equipment. Equipment financing receivables were as follows (in thousands):

	September 30,	December 31,
	2025	2024
Gross equipment financing receivables	$6,230	$5,164
Less: unearned income	(1,626)	(1,492)
Less: allowance for credit losses	(119)	(226)
Equipment financing receivables, net	$4,485	$3,446

Current equipment financing receivables, net	$1,335	$1,049
Long-term equipment financing receivables, net	3,150	2,397
Equipment financing receivables, net	$4,485	$3,446

A summary of our gross equipment financing receivables’ future contractual maturities, is as follows (in thousands):

Year ending December 31,
2025 remaining	$560
2026	2,034
2027	1,679
2028	1,136
2029	638
2030 and thereafter	183
Total	$6,230

Allowance for Credit Losses

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2024	$226
Provision	-
Write-offs	(8)
Recoveries and other	(118)
Balance at March 31, 2025	$100
Provision	18
Write-offs	(8)
Recoveries and other	-
Balance at June 30, 2025	$110
Provision	20
Write-offs	(11)
Recoveries and other	-
Balance at September 30, 2025	$119

Aging of Receivables

               The aging of gross equipment financing receivables was as follows (in thousands):

	September 30,	December 31,
	2025	2024
Past due amounts 0 - 90 days	$4,481	$3,444
Past due amounts > 90 days	4	2
Total	$4,485	$3,446

Our equipment financing receivable portfolio is primarily in the United States. The allowance for credit losses is determined principally based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, the allowance for credit losses as a percent  of gross equipment financing receivables (net of unearned income) decreased to 2.6% at September 30, 2025 from 6.1% at December 31, 2024.

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

The table below shows gross equipment financing receivables and current period gross write offs by year of origination (in thousands):

	September 30, 2025							December 31, 2024
	2025	2024	2023	2022	2021	Prior	Total Equipment Financing Receivables	Total Equipment Financing Receivables
United States	$1,814	1,555	862	319	48	6	$4,604	$3,672
Current period gross write offs	$4	15	5	1	1	1	$27	$36

6. Prepaid Expenses

               Prepaid expenses consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Prepaid corporate insurance	$156	$88
Prepaid software services and support	501	455
Prepaid employee insurance premiums	203	-
Prepaid Nasdaq listing fee	17	-
User group meeting fees	454	86
Prepaid rent	15	103
Other prepaid expenses	126	144
Total prepaid expenses	$1,472	$876

7. Property and Equipment

               Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Computer and office equipment	2,160	2,142
Computer software	589	589
Internal-use software	14	14
Vehicles	143	143
Leasehold improvements	34	34
Less: accumulated depreciation	(2,702)	(2,528)
Total property and equipment, net	$238	$394

Depreciation expense is included in general and administrative expenses and totaled $54 and $74 for the three months ended September 30, 2025 and 2024, respectively, and $174 and $232 for the nine months ended September 30, 2025 and 2024, respectively.

8. Intangible Assets and Goodwill

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$26,073	$(8,903)	$17,170	$26,073	$(7,403)	$18,670
Developed technologies	4,900	(3,629)	1,271	4,900	(3,081)	1,819
Trademark and trade names	400	(400)	-	400	(361)	39
Capitalized software development costs	410	(205)	205	-	-	-
Total acquired intangible assets	$31,783	$(13,137)	$18,646	$31,373	$(10,845)	$20,528

As of September 30, 2025, the weighted average remaining useful life for customer relationships was 11.6 years and developed technologies was 1.7 years, and capitalized software development costs was 0.5 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of software solutions revenue	$183	$203	$548	$609
Selling and marketing	500	526	1,500	1,579
General and administrative	102	26	244	85
Total amortization expense	$785	$755	$2,292	$2,273

As of September 30, 2025, annual amortization of definite lived intangible assets, based on existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Year ending December 31,
2025 remaining	$785
2026	2,560
2027	2,202
2028	1,637
2029	1,557
2030 and thereafter	9,905
Total	$18,646

The following table provides a summary of changes in the carrying amounts of goodwill (in thousands):

Goodwill
Balance at January 1, 2024	$9,454
Additions	-
Balance at December 31, 2024	$9,454
Additions	-
Balance at September 30, 2025	$9,454

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued wages and benefits	$2,952	$2,828
Accrued accounts payable	2,260	1,579
Accrued sales and telecommunications taxes	2,051	1,837
Product warranty liability	35	32
Cloud computing arrangements	101	279
Credit cards	103	117
Other	555	320
Total accrued expenses	$8,057	$6,992

The changes in aggregate product warranty liabilities for the year ended December 31, 2024 and the nine months ended September 30, 2025 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2024	$25
Accrual for warranties	32
Adjustments related to pre-existing warranties	(4)
Warranty settlements	(21)
Balance at December 31, 2024	32
Accrual for warranties	19
Warranty settlements	(16)
Balance at September 30, 2025	$35

Product warranty expense is included in cost of product revenue expense and totaled $6 and $9 for the three months ended September 30, 2025 and 2024, respectively, and $19 and $24 for the nine months ended September 30, 2025 and 2024, respectively.

10. Notes Payable

Notes payable consists of short and long-term financing arrangements:

	September 30,	December 31,
	2025	2024
Related party note payable	$194	$478
Other notes payable	42	114
Total notes payable	$236	$592
Less: current notes payable	(236)	(478)
Notes payable, net of current portion	$-	$114

On February 27, 2024, we entered into a promissory note with CrossFirst Bank in the amount of $278. The promissory note has a term of three (3) years with monthly payments of Eight Thousand Five Hundred Forty-Three ($8,543), including interest of 6.58%, beginning on March 27, 2023. Additionally, the promissory note is subject to certain financial covenants.

On November 1, 2022, as part of the acquisition of Allegiant Networks, we entered into a promissory note with the seller in the amount of $1.1 million. The loan agreement has a term of three (3) years with quarterly payments of Ninety-Eight Thousand Three Hundred Eighty-One ($98,381), including interest at 4.00%, beginning on April 1, 2023. As of September 30, 2025 and December 31, 2024, the outstanding balance of the related party note payable was $194 and $478, respectively. During the three months ended September 30, 2025 and 2024, the Company paid principal of $96 and $92, respectively, and interest of $2 and $6, respectively. During the nine months ended September 30, 2025 and 2024, the Company paid principal of $284 and $272, respectively, and interest of $10 and $22, respectively.

As of September 30, 2025, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2025 remaining	$122
2026	114
2027	-
2028	-
2029	-
Total	$236

11. Line of Credit

The Company maintains a line of credit with a maximum principal amount of $700, payable upon demand. The line of credit expires on February 24, 2026. The line of credit bears interest at 0.50% over the Wall Street Journal Prime Rate. As of September 30, 2025, there was an outstanding balance of $0, and $700 remained available for borrowing. The line of credit is collateralized by all company assets. Additionally, the line of credit is subject to certain financial covenants.

12. Fair Value Measurements

We have financial instruments as of September 30, 2025 and December 31, 2024 for which the fair value is summarized below (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$4,748	$4,748	$4,352	$4,352
Equipment financing receivables	4,485	4,485	3,446	3,446
Liabilities:
Finance lease obligations	$3	$3	$23	$23
Notes payable	236	237	592	587

We have no liabilities for which fair value is recognized in the balance sheet on a recurring basis as of September 30, 2025 and December 31, 2024.

13. Income Taxes

Our effective tax rate for the three months ended September 30, 2025 and 2024 was 2.9% and 23.7%, respectively, which resulted in an income tax benefit/(provision) of $(43) and $(46), respectively. Our effective tax rate for the nine months ended September 30, 2025 and 2024 was 3.4% and 7.9%, respectively, which resulted in an income tax benefit/(provision) of $(135) and $(100), respectively.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more-likely-than-not that such assets will not be realized. In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods by jurisdiction, unitary versus stand-alone state tax filings, our experience with loss carryforwards expiring unutilized, and all tax planning alternatives that may be available. As of December 31, 2024, management reviewed the weight of all the positive and negative evidence available. Management reviewed negative evidence such as three years of cumulative pretax loss in the U.S. federal tax jurisdiction, and positive evidence such as projections of future pretax income and the duration of statutory carry-forward periods. As of December 31, 2024 the Company has a cumulative pretax loss for the three year lookback excluding the gain on the sale of property and equipment, which is considered significant objectively verifiable negative evidence. Management also evaluated projections of future pretax income and the duration of statutory carry-forward periods to determine if the NOL carryforwards could be utilized in whole or in part before they expire unutilized. Forecasts and projections of future income are inherently subjective and therefore generally are given less weight, based on the extent to which the assumptions can be objectively verified based on historical experience. Although historical trends utilized in our projections are objectively verifiable we assigned less weight to this positive evidence given the subjective nature of assumptions in projections. Management reviewed negative evidence related to experience of credits and loss carryforwards expiring unutilized, and determined that although negative evidence exists, it was not significant evidence, as the current loss carryforwards do not begin to expire until 2032 and therefore risk is minimal. After reviewing the weight of the positive and negative evidence, management determined that the positive evidence was not sufficient enough to overcome the negative evidence of cumulative pretax losses for the three-year lookback to conclude that it is more likely than not that deferred tax assets of $5,417 are realizable.  Therefore, a valuation allowance of $5,417 was recorded against our gross deferred tax asset balance as of September 30, 2025 and December 31, 2024.

14. Share-Based Compensation

The following table summarizes the statement of operations effect of share-based compensation for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of service revenue	$57	$96	$198	$302
Cost of software solutions revenue	32	20	92	63
Selling and marketing	114	144	353	420
General and administrative	449	365	1,242	1,044
Research and development	114	156	369	464
Total share-based compensation expense	$766	$781	$2,254	$2,293

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

We leased office space in Tempe, Arizona under a non-cancelable operating lease agreement that expired in January 2025. On August 9, 2023, in connection with the sale of our corporate office building and land, we entered into a lease agreement to leaseback the property. The operating lease agreement had an initial term of eighteen full calendar months, with an option to terminate the lease on the last day of the twelfth full calendar month with a ninety-day notice. The operating lease agreement includes fixed fees for property tax, insurance, and common area maintenance (CAM). We account for the lease components and non-lease components such as fixed fee property tax and insurance charges as a single lease component. The CAM charges are considered a separate non-lease component of the lease agreement and are excluded from the measurement of the lease liability. We utilized our incremental borrowing rate of 6.58% to determine the present value of lease payments to determine our lease liability. Rental expense for the three months ended September 30, 2025 and 2024 was approximately $0 and $78, respectively, and for the nine months ended September 30, 2025 and 2024 was $14 and $229, respectively.

We currently are in a non-cancelable commercial sublease operating agreement to sublease office space in Tempe Arizona, which is the headquarters for the Company. This sublease commenced on October 1, 2024, and will continue for thirty-seven (37) months through October 31, 2027. The base monthly rent is as follows: October 1, 2024 – September 30, 2025, $28; October 1, 2025 – September 30, 2026, $29, and October 1, 2026 – October 31, 2027, $30. The Company is entitled to three months of rent abatement, which will be January 2025, January 2026, and January 2027. If Operating Costs exceed $20 in a calendar year, then the Company shall be responsible for fifty (50%) percent of the amount exceeding $20. Rental expense for the three months ended September 30, 2025 and 2024 was approximately $81 and $0, respectively, and for the nine months ended September 30, 2025 and 2024 was $242 and $0, respectively.

We leased office space in Reston, Virginia under a non-cancelable operating lease agreement that expired in October 2024. The operating lease contained customary escalation clauses. Rental expense for the three months ended September 30, 2025 and 2024 was approximately $0 and $14, respectively, and for the nine months ended September 30, 2025 and 2024 was $0 and $40, respectively.

We currently lease office space in San Diego, California under a non-cancelable operating lease agreement that expires in 2025. Rental expense for the three months ended September 30, 2025 and 2024 was approximately $22 and $22, respectively, and for the nine months ended September 30, 2025 and 2024 was $65 and $65, respectively.

We currently lease office space in Overland Park, Kansas under a non-cancelable operating lease agreement that expires in 2027. The operating lease contains customary escalation clauses. Rental expense for the three months ended September 30, 2025 and 2024 was approximately $48 and $27, respectively, and for the nine months ended September 30, 2025 and 2024 was $130 and $129, respectively.

We currently lease other assets under multiple operating leases. The leases expire on various dates through 2027 and the interest rates range from 3% to 15.74%. The expense is included in cost of product expenses and totaled approximately $15 and $20 for the three months ended September 30, 2025 and 2024, respectively, and for the nine months ended September 30, 2025 and 2024 was $50 and $62, respectively.

We currently lease data center colocation space in Grand Rapids, Michigan, Las Vegas, Nevada, Dallas, Texas and Lenexa, Kansas, under non-cancelable operating lease agreements that expire in 2029. Rental expense for the three months ended September 30, 2025 and 2024 was approximately $114 and $82, respectively, and for the nine months ended September 30, 2025 and 2024 was $330 and $354, respectively.

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The Company leases equipment and support under finance lease agreements which extends through 2029. The Company also leases one vehicle under a financing agreement. The outstanding balance for finance leases was $3 and $23 as of September 30, 2025 and December 31, 2024, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $486 and $486 as of September 30, 2025 and December 31, 2024, respectively. Related accumulated depreciation totaled $448 and $403 as of September 30, 2025 and December 31, 2024, respectively. The $40 in support contracts were classified as a prepaid expense and are being amortized over the service period of three years. The support contracts expired in September 2025. Amortization expense is included in general and administrative expenses and totaled $0 and $0 for the three months ended September 30, 2025 and 2024, respectively, and for the nine months ended September 30, 2025 and 2024 was $0 and $2, respectively. The interest rates on the finance lease obligations is 15.74% and interest expense was $0 and $0 for the three months ended September 30, 2025 and 2024, respectively, and for the nine months ended September 30, 2025 and 2024 was $1 and $2, respectively.

The maturity of operating leases and finance lease liabilities as of September 30, 2025 are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2025 remaining	$157	$1
2026	555	2
2027	458	-
2028	62	-
2029	41	-
Total minimum lease payments	1,273	3
Less: amount representing interest	(114)	-
Present value of minimum lease payments	$1,159	$3

Lease term and discount rate	September 30, 2025
Weighted-average remaining lease term (years)
Operating leases	2.4
Finance leases	1.2
Weighted-average discount rate
Operating leases	7.6%
Finance leases	15.7%

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$499	$839
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	(20)	(56)

Non-cash investing and financing activities:
Additions to ROU assets obtained from:
New operating lease liabilities	$-	$1,334
New finance lease liabilities	-	-

16. Commitments and Contingencies

Annual Employee Bonus Plan Accrual

We utilize incentive bonuses to reward performance achievements, which provides potential annual cash bonus awards to Company employees, including Named Executive Officers (“NEOs”). Under the Bonus Plan, the Compensation Committee of the Board of Directors of the Company (the “Board”) has established a bonus pool of $990, for our NEOs and executive management team for the year ending December 31, 2025. The Board established a bonus pool of $350 for our non-executive employees, for the year ending December 31, 2025. Participants are eligible to receive cash bonus awards based upon achieving annual performance targets established by the Board for the year ending December 31, 2025, relating to annual revenue and adjusted EBITDA performance targets. Awards will be paid on a tiered scale based upon actual performance as a percentage of the performance targets with a floor and cap. Payments for individual performance targets met or exceeded are payable, whether or not all performance targets are met, consistent with the weighted amounts for each performance target within the bonus pools. Bonus awards for NEOs and executive management will be weighted 50% on annual revenue and 50% on Adjusted EBITDA. No bonus will be awarded for any performance target for which actual performance is less than 90% of target. At 90% or greater actual performance relative to the target, 50% of the weighted bonus amount for the performance target is payable. From 90% to 100% actual performance relative to the target, the remaining 50% of the weighted bonus amount is awarded pro rata with the percentage of actual performance exceeding 90% of target (i.e., each 1% excess over 90% of performance target equals 5% of the weighted bonus amount payable). If actual performance reaches 105% for the revenue performance target and 110% of the adjusted EBITDA performance target or greater for any individual performance target, then an additional 10% of the amount apportioned to that performance target will be payable as an additional bonus. Historically, for the years ended December 31, 2024 and 2023, the employee bonus plan performance targets were achieved at 100% or greater. Based on our financial performance as of September 30, 2025 and forecasted annualized results for the year ended December 31, 2025, management determined that the achievement of 100% of the annual revenue and Adjusted EBITDA performance targets is probable. Based on management’s estimate, the Company recorded an accrual of $1,005 for the employee bonus plan, which is included in accrued expense in the accompanying condensed consolidated balance sheet at September 30, 2025.

Purchase Obligations

In February 2024, the Company entered into a $5.4 million noncancellable five-year hosting service contract with Oracle, a third-party network service provider. The contract includes minimum quarterly commitments and the requirements to maintain the service level for the entire contract period. Under this agreement, $113 remains due during fiscal year 2025, $1.1 million will be due during fiscal 2026, $1.4 million will be due during fiscal 2027, $1.7 million will be due during fiscal 2028, and $456 will be due during fiscal 2029. During the three months ended September 30, 2025 and 2024, the Company has expensed $189 and $145, respectively, and for the nine months ended September 30, 2025 and 2024 was $211 and $270, respectively, of the purchase obligation and $65 and $234 is included in accrued expenses at September 30, 2025 and December 31, 2024, respectively.

Legal Proceedings

In the ordinary course of business, the Company may be involved in a variety of claims, lawsuits, investigations, and other proceedings, including patent infringement claims, employment litigation, regulatory compliance matters, and contractual disputes, that can arise in the normal course of the Company's operations. The Company recognizes a provision when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts the amount of the provision to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. As of September 30, 2025, the Company does not have a recorded liability for estimated losses. Legal costs are expensed as incurred.

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

Our chief operating decision maker (CODM) is our Chief Executive Officer, Jeffrey G. Korn. The CODM uses segment income/(loss) from operations before income tax for purposes of allocating resources and evaluating financial performance predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis using the segment income/(loss) before income tax measure when making decisions about allocating capital and personnel to the segments. The CODM does not review assets in evaluating the results of the operating segments, and therefore, such information is not presented. Segment revenue, significant segment expenses, income/(loss) from operations, other income/(expense) and income/(loss) before income tax for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands):

Three Months Ended September 30, 2025	Cloud	Software
(In thousands)	Telecommunications	Solutions	Total
	Segment	Segment	Consolidated
Service revenue	$8,607	$-	$8,607
Software solutions revenue	-	7,521	7,521
Product revenue	1,369	-	1,369
Consolidated revenue	9,976	7,521	17,497

Less: significant and other segment expenses
Employee expenses	3,809	3,110	6,919
Commissions	1,488	397	1,885
Contractor expense	635	450	1,085
Depreciation and amortization	344	495	839
Other segment items (1)	3,541	1,922	5,463
Total operating expense	9,817	6,374	16,191

Segment income/(loss) from operations	159	1,147	1,306

Less: other segment income/(expense)
Interest income	199	-	199
Interest expense	(3)	-	(3)
Other income/(expense)	(2)	(6)	(8)

Income/(loss) before income tax	$353	$1,141	$1,494

Income tax benefit/(provision)			(43)

Net income/(loss)			$1,451

____________________

(1)	Other segment items primarily includes third-party telecommunication charges, cost of product revenue, software costs, data center costs, and other overhead expenses.

Three Months Ended September 30, 2024	Cloud	Software
(In thousands)	Telecommunications	Solutions	Total
	Segment	Segment	Consolidated
Service revenue	$7,953		$7,953
Software solutions revenue		5,860	5,860
Product revenue	1,814		1,814
Consolidated revenue	9,767	5,860	15,627

Less: significant and other segment expenses
Employee expenses	4,093	2,981	7,074
Commissions	1,344	291	1,635
Contractor expense	420	455	875
Depreciation and amortization	349	480	829
Other segment items (1)	3,600	1,479	5,079
Total operating expense	9,806	5,686	15,492

Segment income/(loss) from operations	(39)	174	135

Less: other segment income/(expense)
Interest income	68	-	68
Interest expense	(7)	-	(7)
Other income/(expense)	2	(4)	(2)

Income/(loss) before income tax	$24	$170	$194

Income tax benefit/(provision)			(46)

Net income/(loss)			$148

____________________

(1)	Other segment items primarily includes third-party telecommunication charges, cost of product revenue, software costs, data center costs, and other overhead expenses.

Nine Months Ended September 30, 2025	Cloud	Software
(In thousands)	Telecommunications	Solutions	Total
	Segment	Segment	Consolidated
Service revenue	$25,163	$-	$25,163
Software solutions revenue	-	21,364	21,364
Product revenue	3,579	-	3,579
Consolidated revenue	28,742	21,364	50,106

Less: significant and other segment expenses
Employee expenses	11,666	9,610	21,276
Commissions	4,246	1,086	5,332
Contractor expense	1,550	1,389	2,939
Depreciation and amortization	987	1,479	2,466
Other segment items (1)	9,773	4,762	14,535
Total operating expense	28,222	18,326	46,548

Segment income/(loss) from operations	520	3,038	3,558

Less: other segment income/(expense)
Interest income	409	-	409
Interest expense	(18)	-	(18)
Other income/(expense)	7	32	39

Income/(loss) before income tax	$918	$3,070	$3,988

Income tax benefit/(provision)			(135)

Net income/(loss)			$3,853

___________________

(1)	Other segment items primarily includes third-party telecommunication charges, cost of product revenue, software costs, data center costs, and other overhead expenses.

Nine Months Ended September 30, 2024	Cloud	Software
(In thousands)	Telecommunications	Solutions	Total
	Segment	Segment	Consolidated
Service revenue	$23,865		$23,865
Software solutions revenue		16,331	16,331
Product revenue	4,402		4,402
Consolidated revenue	28,267	16,331	44,598

Less: significant and other segment expenses
Employee expenses	12,313	7,910	20,223
Commissions	3,762	678	4,440
Contractor expense	1,340	1,249	2,589
Depreciation and amortization	1,058	1,447	2,505
Other segment items (1)	9,634	4,009	13,643
Total operating expense	28,107	15,293	43,400

Segment income/(loss) from operations	160	1,038	1,198

Less: other segment income/(expense)
Interest income	125	-	125
Interest expense	(31)	-	(31)
Other income/(expense)	9	(31)	(22)

Income/(loss) before income tax	$263	$1,007	$1,270

Income tax benefit/(provision)			(100)

Net income/(loss)			$1,170

____________________

(1)	Other segment items primarily includes third-party telecommunication charges, cost of product revenue, software costs, data center costs, and other overhead expenses.

The Company operates in two geographic areas, the United States and international. Revenue by geography is based on the location of the customer from which the revenue is earned. Revenue by geographic location is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$16,618	$14,962	$47,012	$41,934
International	879	665	3,094	2,664
Total revenue	$17,497	$15,627	$50,106	$44,598

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

Annualized Exit Monthly Recurring Subscriptions

We believe that our Annualized Exit Monthly Recurring Subscriptions (“AERR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends to formulate financial projections and make strategic business decisions. Our AERR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at September 30, 2025 were $4,675. As such, our AERR at September 30, 2025 was $56,100 compared to $49,039 at September 30, 2024.

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

Our key business metrics for the periods ended September 30, 2025 and September 30, 2024, were as follows (in thousands, except for percentages):

	As of September 30, 2025			As of September 30, 2024
	Cloud Telecommunications Services	Software Solutions	Consolidated	Cloud Telecommunications Services	Software Solutions	Consolidated
Annualized exit recurring revenue	$35,397	$20,703	$56,100	$31,873	$17,166	$49,039
Net dollar subscription retention rate	99%	102%	100%	99%	102%	100%
Adjusted EBITDA	936	2,007	2,943	845	916	1,761

Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-Q.

Results of Consolidated Operations (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service revenue	$8,607	$7,953	$25,163	$23,865
Software solutions revenue	7,521	5,860	21,364	16,331
Product revenue	1,369	1,814	3,579	4,402
Total revenue	$17,497	$15,627	$50,106	$44,598
Income/(loss) before income tax	1,493	194	3,988	1,270
Income tax (provision)/benefit	(43)	(46)	(135)	(100)
Net income/(loss)	1,450	148	3,853	1,170
Basic earnings per share	$0.05	$0.01	$0.13	$0.04
Diluted earnings per share	$0.05	$0.00	$0.12	$0.04

Three months ended September 30, 2025 compared to three months ended September 30, 2024

Total Revenue

Total revenue consists of service revenue, software solutions revenue, and product revenue. The following table reflects our total revenue for the three months ended September 30, 2025, compared to the three months ended September 30, 2024:

	Three Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Total revenue	$17,497	$15,627	$1,870	12%

The increase in total revenue is due to an increase in software solutions revenue of $1,661, an increase in service revenue of $616, offset by a decrease in product revenue of $407.

Income/(Loss) Before Income Tax

The following table reflects our income/(loss) before income tax for the three months ended September 30, 2025, compared to the three months ended September 30, 2024:

	Three Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Income/(loss) before income tax	$1,493	$194	$1,299	670%

The increase in income/(loss) before income tax is primarily related to an increase in revenue of $1,870 and an increase in other income/(expense) of $129, offset by an increase in operating expenses of $700. The increase in revenue is related to organic growth from new and existing customers. The increase in operating expenses is primarily related to increase in contract labor and outsourced engineering services of $298, an increase in commission expenses of $250, and an increase in third-party telecommunication charges of $163, offset by a decrease in other operating expenses of $11. The increase in other income/(expense) is primarily related to an increase in interest income of $130, offset by a decrease in other income/(expense) of $1.

Income Tax Benefit/(Provision)

The following table reflects our income tax benefit/(provision) for the three months ended September 30, 2025, compared to the three months ended September 30, 2024:

	Three Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Income tax benefit/(provision)	$(43)	$(46)	$3	7%

The decrease in income tax provision is due to the quarterly impact of the tax provision adjustment.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

Total Revenue

Total revenue consists of service revenue, software solutions revenue, and product revenue. The following table reflects our service revenue for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024:

	Nine Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Total revenue	$50,106	$44,598	$5,508	12%

The increase in total revenue is due to an increase in software solutions revenue of $5,033 and an increase in service revenue of $1,260, offset by a decrease in product revenue of $785.

Income/(Loss) Before Income Tax

The following table reflects our income/(loss) before income tax for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024:

	Nine Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Income/(loss) before income tax	$3,988	$1,270	$2,718	214%

The increase in income/(loss) before income tax is primarily related to an increase in revenue of $5,508 and an increase in other income/(expense) of $358, offset by an increase in operating expenses of $3,148. The increase in revenue is related to organic growth from new and existing customers. The increase in operating expenses is primarily related to an increase salaries, benefits, bonuses, share-based compensation, and headcount of $1,077, an increase in commission expense of $893, an increase in contract labor and outsourced engineering services of $652, an increase in third-party telecommunication charges of $417, and an increase in other expenses of $109. The increase in other income/(expense) is primarily related to an increase in interest income of $282, an increase in other income of $63, and a decrease in interest expense of $13.

Income Tax Benefit/(Provision)

The following table reflects our income tax benefit/(provision) for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024:

	Nine Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Income tax benefit/(provision)	$(135)	$(100)	$(35)	-35%

The increase in income tax provision is due to minimum state tax increases as a result of increased revenue.

Use of Non-GAAP Financial Measures

               To evaluate our business, we consider and use non-generally accepted accounting principles (“Non-GAAP”) net income and Adjusted EBITDA as a supplemental measure of operating performance. These measures include the same adjustments that management takes into account when it reviews and assesses operating performance on a period-to-period basis. We consider Non-GAAP net income to be an important indicator of overall business performance because it allows us to evaluate results without the effects of share-based compensation and related taxes, acquisition related expenses, changes in fair value of contingent consideration, amortization of intangibles, and goodwill and long-lived asset impairment. We define EBITDA as U.S. GAAP net income/(loss) before interest expense, interest income and other expense/(income), the gain/(loss) on the sale of property and equipment, goodwill and long-lived asset impairments, benefit/(provision) for income tax, and depreciation and amortization. We believe EBITDA provides a useful metric to investors to compare us with other companies within our industry and across industries. We define Adjusted EBITDA as EBITDA adjusted for acquisition related expenses, changes in fair value of contingent consideration and share-based compensation and related taxes. We use Adjusted EBITDA as a supplemental measure to review and assess operating performance. We also believe use of Adjusted EBITDA facilitates investors’ use of operating performance comparisons from period to period, as well as across companies.

               In our November 4, 2025 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income, EBITDA and Adjusted EBITDA. The terms Non-GAAP net income, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income/(loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Income/(Loss) to Non-GAAP Net Income

(Unaudited, in thousands, except for per share and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
U.S. GAAP net income/(loss)	$1,450	$148	$3,853	$1,170
Share-based compensation and related taxes (1)	799	797	2,422	2,323
Amortization of intangible assets	785	755	2,292	2,273
Non-GAAP net income	$3,034	$1,700	$8,567	$5,766

Non-GAAP earnings per common share:
Basic	$0.10	$0.06	$0.29	$0.22
Diluted	$0.10	$0.06	$0.27	$0.19

Weighted-average common shares outstanding:
Basic	30,397,144	26,848,644	29,292,516	26,610,130
Diluted	31,818,738	29,857,261	31,418,659	29,827,531

Reconciliation of U.S. GAAP Net Income/(Loss) to EBITDA to Adjusted EBITDA

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
U.S. GAAP net income/(loss)	$1,450	$148	$3,853	$1,170
Depreciation and amortization	839	829	2,466	2,505
Interest expense	3	7	18	31
Other, net	(191)	(66)	(448)	(103)
Income tax provision	43	46	135	100
EBITDA	2,144	964	6,024	3,703
Share-based compensation and related taxes (1)	799	797	2,422	2,323
Adjusted EBITDA	$2,943	$1,761	$8,446	$6,026

___________________

(1)

For the three months ended September 30, 2025 and 2024, employer payroll tax expense related to share-based compensation was $33 and $16, respectively. For the nine months ended September 30, 2025 and 2024, employer payroll tax expense related to share-based compensation was $168 and $30, respectively.

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

Operating Results of our Cloud Telecommunications Services Segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Cloud Telecommunications Services	2025	2024	2025	2024
Service revenue	$8,607	$7,953	$25,163	$23,865
Product revenue	1,369	1,814	3,579	4,402
Total revenue	$9,976	$9,767	$28,742	$28,267
Operating expenses:
Cost of service revenue	$3,664	$3,336	$10,707	$9,691
Cost of product revenue	888	1,081	2,174	2,507
Selling and marketing	3,215	2,976	9,148	8,580
General and administrative	1,928	2,278	5,824	6,668
Research and development	122	134	369	661
Total operating expenses	9,817	9,805	28,222	28,107
Operating income/(loss)	159	(38)	520	160
Other income/(expense), net	194	64	398	104
Income/(loss) before income tax	$353	$26	$918	$264

Three months ended September 30, 2025 compared to three months ended September 30, 2024

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, managed IT service, and administrative fees. The following table reflects our service revenue for the three months ended September 30, 2025, compared to the three months ended September 30, 2024:

	Three Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Service revenue	$8,607	$7,953	$654	8%

The increase in service revenue is due to an increase in telecommunications services fees of $560, an increase in fees, commissions, and other, recognized over time of $50, an increase in sales-type lease interest of $40, and an increase in one-time fees, commissions and other of $4.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices, third-party equipment, and device as a service. The following table reflects our product revenue for the three months ended September 30, 2025, compared to the three months ended September 30, 2024:

	Three Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Product revenue	$1,369	$1,814	$(445)	-25%

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

Remaining Performance Obligations

Remaining Performance Obligations (RPOs) represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2025 and 2024. RPO’s increased 11%, or $6,030 to $58,993 as of September 30, 2025 as compared to $52,963 as of September 30, 2024. Below is a table which displays the Cloud Telecommunications segment revenue remaining performance obligations as of July 1, 2025 and 2024, and September 30, 2025 and 2024, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications RPO's as of July 1, 2025	$56,392
Cloud Telecommunications RPO's as of September 30, 2025	$58,993

Cloud Telecommunications RPO's as of July 1, 2024	$51,684
Cloud Telecommunications RPO's as of September 30, 2024	$52,963

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, contract labor costs, customer support salaries, benefits, bonuses, and share-based compensation. The following table reflects our cost of service revenue for the three months ended September 30, 2025, compared to the three months ended September 30, 2024:

	Three Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Cost of service revenue	$3,664	$3,336	$328	10%

The increase in cost of service revenue was primarily related to an increase in contract labor costs to assist with the migration of our customers to our new VIP platform of $258, an increase in third-party telecommunication charges of $163, an increase in data center hosting costs of $28, and an increase in other cost of service revenue of $45, offset by a decrease in salaries, benefits, bonuses, and share-based compensation of $166.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the three months ended September 30, 2025, compared to the three months ended September 30, 2024:

	Three Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Cost of product revenue	$888	$1,081	$(193)	-18%

The decrease in cost of product revenue is directly related to the decrease in product revenue for the three months ended September 30, 2025.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries, benefits, bonuses, and share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, amortization of customer relationship intangible assets, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the three months ended September 30, 2025, compared to the three months ended September 30, 2024:

	Three Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Selling and marketing	$3,215	$2,976	$239	8%

The increase in selling and marketing expense is primarily related to an increase in commission expense of $144 directly related to the increase in revenue, an increase in salaries, benefits, bonuses, share-based compensation, and headcount of $83, and an increase in other sales and marketing expense of $12.

General and Administrative

General and administrative expenses consist of salaries, benefits, bonuses and share-based compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, rent expense, consulting fees, depreciation, amortization of intangible assets, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended September 30, 2025, compared to the three months ended September 30, 2024:

	Three Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
General and administrative	$1,928	$2,278	$(350)	-15%

The decrease in general and administrative expenses is primarily related to a decrease in administrative salaries, benefits, bonuses, share-based compensation, and headcount of $163, a decrease in telecommunication annual taxes and fees of $76, a decrease in utility expense of $53, and a decrease in other general and administrative expenses of $58.

Research and Development

Research and development expenses primarily consist of salaries, benefits, bonuses, and share-based compensation and outsourced engineering services related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the three months ended September 30, 2025, compared to the three months ended September 30, 2024:

	Three Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Research and development	$122	$134	$(12)	-9%

The decrease in research and development expenses is primarily related to the allocation of engineering resources to the Software Solutions segment of $23 as we finalize the migration of our classic customers to our VIP platform, offset by an increase in other research and development expenses of $11.

Other Income/(Expense)

Other income/(expense) primarily relates to interest income, interest expense, net foreign exchange gains or losses, gain on the sale of property and equipment, and credit card cash back rewards. The following table reflects our other income/(expense) for the three months ended September 30, 2025, compared to the three months ended September 30, 2024:

	Three Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Other income/(expense)	$194	$64	$130	203%

The change in other income/(expense) is primarily related to an increase in interest income of $130 and a decrease in interest expense of $4, offset by a decrease in other income of $4.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, managed IT service, and administrative fees. The following table reflects our service revenue for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024:

	Nine Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Service revenue	$25,163	$23,865	$1,298	5%

The increase in service revenue is due to an increase in telecommunications services fees of $1,198, an increase in fees, commissions, and other, recognized over time of $280, and an increase in sales-type lease interest of $130, offset by a decrease in one-time fees, commissions and other of $310.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices, third-party equipment, and device as a service. The following table reflects our product revenue for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024:

	Nine Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Product revenue	$3,579	$4,402	$(823)	-19%

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

Remaining Performance Obligations

Remaining Performance Obligations (RPO’s) represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2025 and 2024. RPO’s increased 11%, or $6,030 to $58,993 as of September 30, 2025 as compared to $52,963 as of September 30, 2024. Below is a table which displays the Cloud Telecommunications segment revenue remaining performance obligations as of January 1, 2025 and 2024, and September 30, 2025 and 2024, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications RPO's as of January 1, 2025	$55,369
Cloud Telecommunications RPO's as of September 30, 2025	$58,993

Cloud Telecommunications RPO's as of January 1, 2024	$44,810
Cloud Telecommunications RPO's as of September 30, 2024	$52,963

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, contract labor costs, customer support salaries, benefits, bonuses, and share-based compensation. The following table reflects our cost of service revenue for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024:

	Nine Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Cost of service revenue	$10,707	$9,691	$1,016	10%

The increase in cost of service revenue was primarily related to an increase in third-party telecommunication charges of $417, an increase in contract labor costs to assist with the migration of our customers to our new VIP platform of $412, an increase in data center hosting costs of $111, an increase in software costs of $73, and an increase in other cost of service revenue of $3.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024:

	Nine Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Cost of product revenue	$2,174	$2,507	$(333)	-13%

The decrease in cost of product revenue is primarily related to the decrease in product revenue for the nine months ended September 30, 2025.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries, benefits, bonuses, and share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, amortization of customer relationship intangible assets, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024:

	Nine Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Selling and marketing	$9,148	$8,580	$568	7%

The increase in selling and marketing expense is primarily related to an increase in commission expense of $484 directly related to the increase in revenue, an increase in salaries, benefits, bonuses, share-based compensation, and headcount of $178, and an increase in other sales and marketing expense of $31, offset by a decrease in bad debt related to a decrease in our credit loss reserve of $125.

General and Administrative

General and administrative expenses consist of salaries, benefits, bonuses and share-based compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, depreciation, amortization of intangible assets, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024:

	Nine Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
General and administrative	$5,824	$6,668	$(844)	-13%

The decrease in general and administrative expenses is primarily related to a decrease in administrative salaries, benefits, bonuses, share-based compensation, and headcount of $563, a decrease in telecommunication annual taxes and fees of $147, a decrease in legal fees of $56 related to the filing of our Form S-3 in 2024, a decrease in consulting fees of $28, and a decrease in other general and administrative expenses of $50.

Research and Development

Research and development expenses primarily consist of salaries, benefits, bonuses, and share-based compensation, and outsourced engineering services related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024:

	Nine Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Research and development	$369	$661	$(292)	-44%

The decrease in research and development expenses is primarily related to the allocation of engineering resources to our Software Solutions segment of $302 as we finalize the migration of our customers to our VIP platform, offset by an increase in other research and development expenses of $10.

Other Income/(Expense)

Other income/(expense) primarily relates to interest income, interest expense, net foreign exchange gains or losses, gain on the sale of property and equipment, and credit card cash back rewards. The following table reflects our other income/(expense) for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024:

	Nine Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Other income/(expense), net	$398	$104	$294	283%

The change in other income/(expense) is primarily related to an increase in interest income of $281 and a decrease in interest expense of $13.

Operating Results of Software Solutions segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Software Solutions	2025	2024	2025	2024
Software solutions revenue	$7,521	$5,860	$21,364	$16,331
Operating expenses:
Cost of software solutions revenue	1,924	1,686	5,227	4,523
Selling and marketing	1,307	1,245	4,034	3,626
General and administrative	1,852	1,417	5,060	3,755
Research and development	1,292	1,339	4,005	3,389
Total operating expenses	6,375	5,687	18,326	15,293
Operating income/(loss)	1,146	173	3,038	1,038
Other income/(expense), net	(6)	(5)	32	(32)
Income/(loss) before income tax	$1,140	$168	$3,070	$1,006

Three months ended September 30, 2025 compared to three months ended September 30, 2024

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, professional services, and annual user group meeting fees. Software licenses are billed by the number of concurrent sessions a customer has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fixes, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training and implementation as well as custom mobile branding. The following table reflects our service revenue for the three months ended September 30, 2025, compared to the three months ended September 30, 2024:

	Three Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Software solutions revenue	$7,521	$5,860	$1,661	28%

The increase in software solutions revenue is primarily related to an increase in recurring software license and maintenance and support subscriptions of $1,040, an increase in perpetual software license revenue of $605, and an increase in professional services and other revenue of $16.

Remaining Performance Obligations

Remaining Performance Obligations (RPOs) represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2025 and 2024. RPO’s increased 18%, or $4,480 to $28,888 as of September 30, 2025 as compared to $24,408 as of September 30, 2024. Below is a table which displays the software solutions segment revenue remaining performance obligations as of July 1, 2025 and 2024, and September 30, 2025 and 2024, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Software solutions RPO's as of July 1, 2025	$27,077
Software solutions RPO's as of September 30, 2025	$28,888

Software solutions RPO's as of July 1, 2024	$19,478
Software solutions RPO's as of September 30, 2024	$24,408

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries, benefits, bonuses, and share-based compensation, amortization expense for developed technologies intangible assets, cost of data center hosting, third-party software, annual user group meeting costs, and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the three months ended September 30, 2025, compared to the three months ended September 30, 2024:

	Three Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Cost of software solutions revenue	$1,924	$1,686	$238	14%

The increase in cost of software solutions revenue is primarily related to an increase in salaries, benefits, bonuses, share-based compensation, and headcount of $175 and an increase in third-party hosting service costs of $63.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries, benefits, bonuses, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, annual user group meeting costs, and sales support software. The following table reflects our selling and marketing expenses for the three months ended September 30, 2025, compared to the three months ended September 30, 2024:

	Three Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Selling and marketing	$1,307	$1,245	$62	5%

The increase in selling and marketing expense is primarily related to an increase in commission expense of $106 directly related to the increase in revenue, offset by a decrease in salaries, benefits, bonuses, share-based compensation, and headcount of $42 primarily from an allocation of resources to the Cloud Telecommunications services segment, and a decrease in other selling and marketing costs of $2.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, amortization of intangible assets, legal, rent, equipment, accounting and other professional services, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended September 30, 2025, compared to the three months ended September 30, 2024:

	2025	2024	Dollar Change	Percent Change
General and administrative	$1,852	$1,417	$435	31%

The increase in general and administrative expenses is primarily related to an increase in legal expenses of $204, an increase in salaries, benefits, bonuses, share-based compensation, and headcount of $128, an increase in the amortization of the capitalized software development costs intangible asset of $33, an increase in professional service fees of $17, and an increase in other general and administrative expenses of $53.

Research and Development

Research and development expenses primarily consists of salaries, benefits, bonuses, share-based compensation, and outsourcing engineering services related to the development of our software solutions. The following table reflects our research and development expenses for the three months ended September 30, 2025, compared to the three months ended September 30, 2024:

	Three Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Research and development	$1,292	$1,339	$(47)	-4%

The decrease in research and development expenses is primarily related to a decrease in salaries, benefits, bonuses, share-based compensation, and headcount of $90, offset by an increase in outsourced engineering services expenses of $40 and an increase in other research and development expenses of $3.

Other Income/(Expense)

Other income/(expense) primarily relates to net foreign exchange gains or losses and other income and expenses. The following table reflects our other expense for the three months ended September 30, 2025, compared to the three months ended September 30, 2024:

	2025	2024	Dollar Change	Percent Change
Other income/(expense), net	$(6)	$(5)	$(1)	-20%

The change in other income/(expense) is primarily related to a decrease in foreign exchange gains of $8 offset by an increase in other income of $7.

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, professional services, and annual user group meeting fees. Software licenses are billed by the number of concurrent sessions a customer has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fixes, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training and implementation as well as custom mobile branding. The following table reflects our service revenue for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024:

	Nine Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Software solutions revenue	$21,364	$16,331	$5,033	31%

The increase in software solutions revenue is primarily related to an increase in recurring software license and maintenance and support subscriptions of $2,611 and an increase in perpetual software license revenue of $2,485, offset by a decrease in professional services and other revenue of $63.

Remaining Performance Obligations

Remaining Performance Obligations (RPOs) represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2025 and 2024. RPO’s increased 18%, or $4,480 to $28,888 as of September 30, 2025 as compared to $24,408 as of September 30, 2024. Below is a table which displays the software solutions segment revenue remaining performance obligations as of January 1, 2025 and 2024, and September 30, 2025 and 2024, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Software solutions RPO's as of January 1, 2025	$30,262
Software solutions RPO's as of September 30, 2025	$28,888

Software solutions RPO's as of January 1, 2024	$19,122
Software solutions RPO's as of September 30, 2024	$24,408

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries, benefits, bonuses, and share-based compensation, amortization expense for developed technologies intangible assets, cost of data center hosting, third-party software, annual user group meeting costs, and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024:

	Nine Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Cost of software solutions revenue	$5,227	$4,523	$704	16%

The increase in cost of software solutions revenue is primarily related to an increase in salaries, benefits, bonuses, share-based compensation, and headcount of $461, an increase in software costs of $189, and an increase in outsourced services of $97, offset by a decrease in third-party hosting service costs of $41 and a decrease in other costs of software solutions revenue of $2.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries, benefits, bonuses, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, annual user group meeting costs, and sales support software. The following table reflects our selling and marketing expenses for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024:

	Nine Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Selling and marketing	$4,034	$3,626	$408	11%

The increase in selling and marketing expense is primarily related to an increase in commission expense of $409 directly related to the increase in revenue and an increase in marketing materials and trade show costs of $103, offset by a decrease in salaries, benefits, bonuses, share-based compensation, and headcount of $58 primarily from an allocation of resources to the Cloud Telecommunications services segment, a decrease in sales support software of $27, and a decrease in other selling and marketing costs of $19.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, amortization of intangible assets, legal, rent, equipment, accounting and other professional services, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024:

	Nine Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
General and administrative	$5,060	$3,755	$1,305	35%

The increase in general and administrative expenses is primarily related to an increase in salaries, benefits, bonuses, share-based compensation, and headcount of $842 due to allocation of resources from the Cloud Telecommunications services segment, an increase in legal expenses of $217, an increase amortization of the capitalized software development costs intangible asset of $84, an increase in professional service costs of $45, an increase in consulting fees of $42, an increase in accounting software costs of $27 associated with service contract fees for our new accounting system, and an increase in other general and administrative expenses of $48.

Research and Development

Research and development expenses primarily consists of salaries, benefits, bonuses, share-based compensation, and outsourcing engineering services related to the development of our software solutions. The following table reflects our research and development expenses for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024:

	Nine Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Research and development	$4,005	$3,389	$616	18%

The increase in research and development expenses is primarily related to an increase in salaries, benefits, bonuses, share-based compensation, and headcount of $519 due to the allocation of engineering resources from the Cloud Telecommunications segment as we finalize the migration of our classic customers to the VIP platform and an increase in outsourced engineering services expenses of $101, offset by a decrease in other research and development expenses of $4.

Other Income/(Expense)

Other income/(expense) primarily relates to net foreign exchange gains or losses and other income and expenses. The following table reflects our other expense for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024:

	Nine Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Other income/(expense)	$32	$(32)	$64	200%

The change in other income/(expense) is primarily related to an increase in foreign exchange gains of $68, offset by a decrease in other income of $4.

Liquidity and Capital Resources

Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We finance our operations primarily through services, software solutions, and product sales to our customers. As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $28,573 and $18,193, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment, asset acquisitions, business combinations, and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

Operating Activities

Cash provided by or used in operating activities is driven by our net income/(loss), adjustments to reconcile to net cash provided by or used in operating activities, the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business. The following table reflects our net cash provided by/(used in) operating activities for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024:

	Nine Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Net cash provided by/(used in) operating activities	$6,950	$4,107	$2,843	69%

The net cash provided by operating activities for the nine months ended September 30, 2025 was primarily driven by our net income of $3,853, non-cash expenses for depreciation and amortization of $2,466, share-based compensation of $2,254, an increase in contract liabilities of $1,026, and an increase in accounts payable and accrued expenses of $799, offset by an increase in equipment financing receivables of $932, an increase in prepaid expenses of $596, an increase in contract costs of $591, an increase in trade receivables of $394, and an increase in inventory of $247.

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

Investing Activities

Cash provided by or used in investing activities is driven by the purchase of property and equipment, business combinations, and asset acquisitions. The following table reflects our net cash provided by/(used in) investing activities for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024:

	Nine Months Ended September 30,
	2025	2024	Dollar Change	Percent Change
Net cash provided by/(used in) investing activities	$(18)	$-	$(18)	100%

The net cash used in investing activities for the nine months ended September 30, 2025 was for the purchase of property and equipment.

Financing Activities

Cash provided by or used in financing activities is driven by the proceeds from the exercise of options, taxes paid on the net settlement of stock options and RSUs, payments of contingent consideration, proceeds from finance leases and notes payable, repayments made on finance leases and notes payable, proceeds and repayments on line of credit, and proceeds from the issuance of common stock in connection with an offering. The following table reflects our net cash provided by/(used in) financing activities for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024:

	2025	2024	Dollar Change	Percent Change
Net cash provided by/(used in) financing activities	$3,421	$1,011	$2,410	238%

Net cash provided by financing activities for the nine months ended September 30, 2025 primarily driven by cash received from the exercise of stock options of $4,137, offset by repayments made on notes payable of $356, the payments of employee tax withholdings from the net settlement of stock options and RSUs of $340, and repayments made on finance leases of $20.

Net cash used in financing activities for the nine months ended September 30, 2024 primarily driven by cash received from the exercise of stock options of $1,573, offset by repayments made on notes payable of $340, the payments of employee tax withholdings from the net settlement of stock options and RSUs of $166, and repayments made on finance leases of $56.

Contractual Obligations and Commitments

Except as set forth in Notes 10, 14, and 15 in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Off Balance Sheet Arrangements

As of September 30, 2025, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Related Party Transactions

On November 1, 2022, the Company completed the acquisition of Allegiant Networks, LLC, a Kansas limited liability company (the “Allegiant Networks”) to acquire from Seller one hundred percent (100%) of the issued and outstanding shares of Allegiant Networks in exchange for (i) a cash payment at closing in the amount of $2.0 million, (ii) a three-year promissory note by the Company in favor of Seller in the amount of $1.1 million, and (iii) 2,461,538 shares of the Company’s common stock, par value $0.001 per share. In connection with this transaction, the seller Bryan Dancer, became a greater than five percent shareholder of the Company. Therefore, the three-year promissory note in the amount of $1.1 million, is considered a related party transaction. The loan agreement has a term of three (3) years with quarterly payments of Ninety-Eight Thousand Three Hundred Eighty-one Dollars ($98,381), including interest at 4.00%, beginning on April 1, 2024. As of September 30, 2025 and December 31, 2024, the outstanding balance of the related party note payable was $194 and $478, respectively. During the three months ended September 30, 2025 and 2024, the Company paid principal of $96 and $92, respectively, and interest of $4 and $6, respectively. During the nine months ended September 30, 2025 and 2024, the Company paid principal of $284 and $272, respectively, and interest of $10 and $22, respectively.

On February 1, 2025, the Company entered into a consulting agreement with Steven G. Mihaylo, Chairman Emeritus of the board of directors and a greater than five percent shareholder. In exchange for his consulting services, Mr. Mihaylo is to receive monthly consideration of $14 or $168 annually. During the three months ended September 30, 2025 and 2024, the Company paid $42 and $42, respectively, and $126 and $112 for the nine months ended September 30, 2025 and 2024, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5. Other Information

Adoption of New 10b5-1 Plan

No directors or officers, as defined in Rule 16a-1(f), have adopted a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the three months ended September 30, 2025.

Termination of 10b5-1 Plan

No directors or officers, as defined in Rule 16a-1(f), have terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the three months ended September 30, 2025.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit		Incorporated By Reference			Filed Herewith
No.	Exhibit Description	Form	Date	Number

31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
31.2	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350				X
32.2	Certification Pursuant to 18 U.S.C. Section 1350				X
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

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

Crexendo, Inc.

November 4, 2025	By:	/s/ Jeffrey G. Korn
Jeffrey G. Korn Chief Executive Officer

November 4, 2025	By:	/s/ RONALD VINCENT
Ronald Vincent Chief Financial Officer

