Form 10-K
period 2025-12-31
Crexendo, Inc.
filed 2026-03-03
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025:

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $100,173.

The number of shares of the registrant’s common stock outstanding as of February 28, 2026 was 31,152,603.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

ITEM 1. BUSINESS

OVERVIEW

Crexendo, Inc. is an award-winning software technology company that is a premier provider of cloud communication platform software and unified communications as a service (UCaaS) offering, including voice, video, contact center, and managed IT services tailored to businesses of all sizes. Our cloud communications software solutions currently support over seven million end users globally, through an extensive network of over 240 cloud communication platform software subscribers and our direct retail offering. Our products and services can be categorized in the following offerings:

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

Annualized Exit Monthly Recurring Subscriptions

We believe that our Annualized Exit Monthly Recurring Subscriptions (“AERR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends to formulate financial projections and make strategic business decisions. Our AERR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at December 31, 2025 were $4,794. As such, our AERR at December 31, 2025 was $57,529 compared to $51,568 at December 31, 2024.

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

Our key business metrics for the years ended December 31, 2025 and December 31, 2024, were as follows (in thousands, except for percentages):

	As of December 31, 2025			As of December 31, 2024
	Cloud Telecommunications Services	Software Solutions	Consolidated	Cloud Telecommunications Services	Software Solutions	Consolidated
Annualized exit recurring revenue	$35,442	$22,087	$57,529	$33,264	$18,304	$51,568
Net dollar subscription retention rate	98%	102%	100%	100%	101%	100%
Adjusted EBITDA	3,837	7,368	11,205	3,709	4,448	8,157

SEGMENT INFORMATION

The Company has two operating segments, which consist of cloud telecommunications services and software solutions. The information below is organized in accordance with our two reportable segments. Segment revenue and income/(loss) before income tax benefit/(provision) was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Revenue:
Cloud telecommunications services	$38,503	$37,464
Software solutions	29,664	23,374
Total revenue	$68,167	$60,838

	Year Ended December 31,
	2025	2024
Income/(loss) before income tax:
Cloud telecommunications services	$1,386	$413
Software solutions	3,985	1,476
Income/(loss) before income tax	$5,371	$1,889

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

RESEARCH AND DEVELOPMENT

We invested $5,720 and $5,552 for the years ended December 31, 2025 and 2024, respectively, in the research and development of our technologies and data centers. The majority of these expenditures were for enhancements to our cloud telecommunications products and services and continued development of our software solutions products.

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

EMPLOYEES

As of December 31, 2025, we had 193 employees; 187 full-time and 6 part-time, including 7 executives, 50 sales representatives and sales management, 8 in marketing, 35 engineers and IT support, 77 in operations and customer support, and 16 in accounting, finance, and legal.

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

The Company announces material information to the public about the Company, its products and services and other matters through a variety of means, including the Company’s website (www.crexendo.com), the investor relations section of its website (www.crexendo.com/why-crexendo/for-investors), press releases, filings with the SEC, and public conference calls, in order to achieve broad, non-exclusionary distribution of information to the public. The Company encourages investors and others to review the information it makes public in these locations, as such information could be deemed to be material information. Please note that this list may be updated from time to time.

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

We are subject to risks related to public health crises, such as the COVID-19 pandemic, or other pandemics which may occur presently or in the future. Our business is based on our ability to provide products and services to customers throughout the United States and around the world and the ability of those customers to use and pay for those products and services for their businesses and in their daily lives. As a result, our business, financial condition and results of operations could be materially adversely affected by a public health crisis that significantly impacts the way customers use and are able to pay for our products and services, the way our employees are able to provide services to our customers, and the ways that our partners and suppliers are able to provide products and services to us. For example, public and private sector policies and initiatives to reduce the transmission of contagious diseases and initiatives the Company took in response to the health crisis to promote the health and safety of our employees and provide critical infrastructure and connectivity to our customers, along with the related global slowdown in economic activity, resulted in slower revenue growth, increased costs and lower earnings per share and a sustained decrease in our stock price, which resulted in an impairment of goodwill of $32.1 million in 2022. In addition, such a crisis could significantly increase the probability or consequences of the risks our business faces in ordinary circumstances, such as risks associated with our supplier and vendor relationships, risks of an economic slowdown, regulatory risks, and the costs and availability of financing.

Adverse Macroeconomic Conditions Could Materially Adversely Affect Our Business

Adverse macroeconomic conditions, including inflation, interest rate volatility, tariffs, recessionary pressures, and uncertainty in capital markets, could materially adversely affect our business, financial condition, and results of operations. Our contracts typically fix pricing for multi‑year periods, which may limit our ability to pass through cost increases. Rising interest rates could reduce customer spending, increase financing costs, and negatively impact valuations. Recessionary conditions could increase customer churn, delay enterprise purchasing decisions, and reduce demand for our services.

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

Our quarterly and annual results of operations have varied historically from period to period, and we expect that they will continue to fluctuate due to a variety of factors (including but not limited to inflation, economic uncertainty and potential recession), some of which are outside of our control, including:

•	our ability to retain existing customers and resellers, expand our existing customers’ user base, and attract new customers;
•	our ability to introduce new solutions;
•	the actions of our competitors, including pricing changes or the introduction of new solutions;
•	our ability to effectively manage our growth;
•	our ability to successfully penetrate the market for larger businesses;
•	the mix of annual and multi-year subscriptions at any given time;
•	the timing, cost, and effectiveness of our advertising and marketing efforts;
•	the timing, operating cost, and capital expenditures related to the operation, maintenance and expansion of our business;
•	service outages or information security breaches and any related impact on our reputation;
•	our ability to accurately forecast revenues and appropriately plan our expenses;
•	our ability to realize our deferred tax assets;
•	costs associated with defending and resolving intellectual property infringement and other claims;
•	changes in tax laws, regulations, or accounting rules;
•	the timing and cost of developing or acquiring technologies, services or businesses, and our ability to successfully manage any such acquisitions;
•	adverse weather conditions;
•	the impact of worldwide economic, political, industry, and market conditions; and,
•	our ability to maintain compliance with all regulatory requirements.

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

We operate primarily in the United States, and we have been expanding our presence on the software solutions business worldwide, particularly in English speaking areas such as; Europe, Australia, and Canada. While non-US revenue has not been material to our business, that segment of our business has been expanding and may become material in 2026. Our business, revenues and profitability are impacted by global macroeconomic conditions. Our success is affected by general economic and market conditions, including, among others, inflation rate fluctuations, trade wars, interest rates, supply chain constraints, lower consumer confidence, volatile equity capital markets, tax rates, economic uncertainty, political uncertainty, changes in laws, and trade barriers and sanctions. In addition, such economic volatility could adversely affect our business, financial condition, results of operations and cash flows, and future market disruptions could negatively impact us. Further, any U.S. federal government shutdown which may occur due to not having budget appropriations and other budgetary decisions limiting or delaying government spending, may negatively impact U.S. or global economic conditions, including corporate and consumer spending, and liquidity of capital markets.

Unfavorable economic conditions could increase our operating costs and because our typical contracts with customers lock in our price for multiple years, our profitability could be negatively affected. Geopolitical destabilization could impact global currency exchange rates, supply chains, trade and movement of resources as well as the price of commodities.

The United States has imposed trade restrictions and tariffs on equipment we use, particularly from China and Canada. An increase in costs or limitation on our ability to source equipment including telephones and ancillary equipment may affect our results from operations as well as results and our stock price.

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

Risks Related to Sanctions and Export Controls.

We may be subject to U.S. and foreign sanctions, export controls, and trade restrictions. Any inadvertent violation or failure by our customers or resellers to comply could expose us to fines, investigations, and reputational damage.

Risks Related to Lawful Intercept and CALEA Compliance.

We are subject to lawful intercept obligations under U.S. federal and state laws, including CALEA. Any failure to properly implement or maintain lawful intercept capabilities could expose us to enforcement actions, fines, litigation, or operational restrictions.

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

We stopped paying a quarterly dividend in April 2023, the Company may consider a dividend in the future if there do not appear to be accretive acquisitions in 2026.

We stopped paying a quarterly dividend in April 2023. The Cash position of the Company and revenue generation has changed materially since that time. The Board may consider a dividend if it appears unlikely the Company will make accretive acquisitions in 2026. There is, however, no assurance that we will start paying a dividend again in the near term.  Any determination to pay dividends to the Company’s stockholders in the future will be at the discretion of the board of directors and will depend on the Company's results of operations, financial condition and other factors deemed relevant by the board of directors.

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

As of December 31, 2025, we had net operating loss (“NOL”) carry-forwards of approximately $27,770. Section 382 of the Internal Revenue Code, as amended (the “Code”) imposes limitations on a corporation’s ability to utilize its NOL carry-forwards. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. Any limited amounts may be carried over into later years, and the amount of the limitation may, under certain circumstances, be increased by the “recognized built-in gains” that occur during the five-year period after the ownership change (the recognition period). Future changes in ownership of more than 50% may also limit the use of these remaining NOL carry-forwards. Our earnings, if any, and cash resources would be materially and adversely affected if we cannot receive the full benefit of the remaining NOL carry-forwards. An ownership change could occur as a result of circumstances that are not within our control.

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

Service Level Agreement, Crexendo VIP 100% Uptime Guarantee and Customer Credit Exposure.

Many of our enterprise and mid-market customer contracts include service level agreements (“SLAs”) that provide for customer credits, refunds, or termination rights if we fail to meet specified uptime, latency, or performance metrics. In addition, Crexendo VIP maintains a 100% uptime guarantee which also provides for credits and potential termination. Any prolonged outage, service degradation, or failure to meet contractual service levels could require us to issue significant credit, result in early terminations, and impair our ability to retain or attract customers.

Our ability to meet SLAs is increasingly dependent on third-party cloud providers, carrier networks, and data center operators outside of our direct control. Any failure by those providers could expose us to contractual liabilities even when the underlying cause is external.

Revenue Concentration and Enterprise Contract Renegotiation Risk.

A portion of our revenues is derived from a limited number of large customers and service provider partners. The loss, downsizing, or repricing of one or more of these relationships could materially adversely affect our revenues, margins, and results of operations.

Large customers often seek pricing concessions, customized features, and enhanced support, and may have greater leverage in contract renegotiations. Any inability to retain or renew large customer contracts on commercially acceptable terms could materially harm our business.

Large customers close their business or otherwise migrating to a competator could have a negative affect on results and stock price.

Dependence on APIs, Integrations, and Third-Party Applications.

One of our competitive advantages relating to our software solutions division is our open application programming interfaces (“APIs”), allowing licenses to use applications that either they or third parties develop. Retail customers also use third party applications.

Our products rely on application programming interfaces (“APIs”), integrations, and third-party applications to deliver functionality, enable workflows, and support customer use cases. Any failure, degradation, incompatibility, or discontinuation of third-party APIs or integrations could disrupt our services, impair customer experience, and reduce the attractiveness of our platform.

Developers and integration partners may cease supporting our platform, migrate to competing platforms, or fail to build or maintain applications that meet evolving customer requirements.

Feature Parity and Innovation Velocity Risk.

Our ability to compete depends on maintaining feature parity with competing UCaaS and cloud communications platforms and rapidly deploying new functionality in response to customer expectations and technological change.

If competitors introduce features or integrations that we do not match or cannot deploy in a timely or cost-effective manner, our products may become less attractive, and we may lose customers or pricing power.

Licensees Self-Hosted Deployments.

A portion of our software revenue is derived from licensees that self-host the NetSapiens platform. Our ability to generate recurring revenue and maintain platform quality is dependent on licensee deployment practices, security standards, and operational competence. Any failure by licensees to properly maintain or secure their deployments could result in service outages, security incidents, reputational harm, or regulatory scrutiny for which we may be blamed.

Usage-Based Pricing and Revenue Volatility.

Our software solutions division charges based on sessions not seats, which relies on usage. As such portions of our revenues are based on customer usage, consumption, or variable transaction volumes. Fluctuations in customer usage patterns, seasonality, and economic conditions could cause material variability in our revenues and margins from period to period.

Risks Related to Robocalls, Spoofing, and STIR/SHAKEN Compliance.

We may be subject to regulatory enforcement, fines, customer claims, or reputational harm related to unlawful robocalling, caller‑ID spoofing, or fraudulent traffic carried over our network, even when such traffic originates from third parties. Federal and state regulators increasingly require VoIP and UCaaS providers to implement caller authentication frameworks such as STIR/SHAKEN, traffic blocking, traceback cooperation, and robocall mitigation programs. Failure to fully comply with these requirements could expose us to fines, service restrictions, reputational damage, customer attrition, and increased compliance costs.

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

Risks Related to Artificial Intelligence and Automation.

Our increasing use of artificial intelligence and automation in customer‑facing products and internal operations exposes us to new regulatory, reputational, contractual, and product liability risks. Errors, hallucinations, biased outputs, incorrect call handling, or privacy violations by AI‑driven features could result in customer harm, litigation, regulatory scrutiny, or loss of trust. Emerging domestic and international AI regulations may impose new compliance obligations, reporting requirements, or restrictions that could materially increase our operating costs or limit product functionality.

Generative AI Evolution and Competitive Disruption Risk.

Our industry is experiencing rapid technological change driven by advances in generative artificial intelligence. The pace at which generative AI capabilities evolve, improve, and commoditize may materially alter customer expectations, competitive dynamics, and product requirements. If we fail to innovate, integrate, or deploy generative AI features as quickly or effectively as our competitors, our products and services may become less competitive, obsolete, or commoditized. Emerging AI-native communications platforms or large technology companies with superior AI resources could introduce offerings that displace or diminish demand for our platform, UCaaS, software, and managed service solutions. Maintaining technological relevance in this environment will require substantial ongoing investment, access to scarce AI talent, and continuous adaptation of our product roadmap, and there can be no assurance that these investments will yield commercially successful outcomes. Failure to keep pace with rapid generative AI innovation could materially adversely affect our growth, margins, customer retention, and competitive position.

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

The Software Solutions Division previously sold licenses primarily as a “perpetual” license. We are now selling more subscription-based licenses on a monthly recurring revenue model, how the sale is structured may affect results on a quarter-to-quarter basis.

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

Increasing Complexity in Managed Service Offerings.

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

The forgoing risks are heightened by our UCaaS architecture, SIP-based attack vectors, ransomware threats, and dependency on third-party cloud and carrier infrastructure.

Risks Related to Data Localization and Cross‑Border Transfers.

Increasing foreign data localization laws and restrictions on cross‑border data transfers could require us to redesign infrastructure, store data in additional jurisdictions, incur significant compliance costs, or exit certain markets entirely.

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

Migration to Oracle Cloud Infrastructure.

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

Risks Associated with Relying on Oracle Cloud.

•

Vendor Dependence: Shifting critical infrastructure to Oracle Cloud makes us reliant on Oracle's technology, service quality, and financial stability. Any disruptions, such as outages or service degradations, in Oracle's cloud infrastructure could directly impacts our ability to deliver reliable services to our customers;

•

Cost Uncertainty: While cloud services are typically scalable, costs can increase unexpectedly due to changes in usage patterns, unforeseen demand spikes, or price adjustments by Oracle. Over time, these costs may erode the anticipated financial benefits;

•

Limited Control: Unlike physical data centers that we manage internally, the Oracle Cloud platform is controlled by Oracle, limiting our ability to customize or directly address issues within the infrastructure. This reduced control could delay problem resolution and affect our ability to respond to customer needs promptly;

•

Security and Compliance Risks: While Oracle Cloud is designed with robust security features, migration to a third-party cloud platform introduces additional risks related to data security, privacy, and regulatory compliance. Any vulnerabilities or breaches in Oracle's systems could result in data loss, reputational damage, and potential legal liabilities for Crexendo;

•

Service and Support Risks: The success of our cloud migration depends on Oracle’s ability to provide consistent, high-quality support. Any delays, inadequacies, or failures in Oracle's support services could hinder our migration efforts and disrupt our operations;

•

Exit Risks: In the event that Oracle Cloud no longer meets our business needs, transitioning away from Oracle to another provider or back to an on-premises solution could involve significant time, cost, and operational risk.

Operational Risks During Migration.

We are in the continualopen process of migrating substantial portions of our infrastructure to Oracle Cloud Infrastructure (OCI). This migration exposes us to execution risk, prolonged duplicate operating costs, vendor pricing changes, outages, data migration errors, increased long‑term vendor dependency, and exit costs. Any disruption or degradation of Oracle’s cloud services could materially impair our ability to deliver reliable services to customers and could result in customer attrition, lost revenue, and reputational harm. Any future acquisitions we may make could require similar migrations which could impact the acquisition being accretive.

Long-Term Dependence on Oracle's Business Strategy.

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

20

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

Risks Related to Number Portability and Carrier Dependency.

Delays or failures in number porting, DID provisioning, or interconnection with upstream carriers could result in lost customers, contract disputes, service outages, and reputational harm.

Risks Related to E‑911 and Emergency Call Failures

Failures or delays in routing emergency 9‑1‑1 calls, inaccuracies in registered location information, outages affecting emergency services, or failures by third‑party E‑911 providers could expose us to significant liability, regulatory enforcement actions, customer claims, and reputational harm. Our reliance on third‑party E‑911 routing vendors and PSAP databases creates additional risk beyond our direct operational control.

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

Risks Related to Open‑Source Software Licensing.

Our software incorporates open‑source components subject to various license obligations. Any failure to comply with those license terms could require us to publicly disclose proprietary source code, cease distribution of products, or face legal claims, all of which could materially harm our competitive position and business.

Potential Regulatory Reclassification of VoIP Services.

Regulatory authorities may reclassify VoIP or UCaaS services as telecommunications services subject to additional regulatory obligations, taxes, fees, and operational requirements.

Any such reclassification could materially increase our compliance costs, restrict product offerings, and reduce profitability.

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

The trading price and volume of our common stock is likely to be volatile and could fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	actual or anticipated fluctuations in our results of operations due to, among other things, changes in customer demand, pricing, ordering patterns, and unforeseen operating costs;
•	developments, status, and impact on us, our competitors, our constituents, and our suppliers related to supply chain disruptions;
•

failure of research analysts to maintain coverage or the ability to get additional coverage, changes in financial estimates or ratings by any research analysts who follow us, or our failure to meet these estimates or the expectations of investors;

•	announcements by us or our competitors of significant technical innovations, substantial promotions, price reductions, acquisitions, strategic partnerships, or joint ventures;
•	changes in operating performance and stock market valuations of other competitive companies generally, or those in the telecommunication and related services industry;
•	cyclical fluctuations;
•	price and volume fluctuations in the overall stock market from time to time, including as a result of trends in the economy as a whole;
•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•	new laws or regulations or new interpretations of existing laws, or regulations applicable to our business;
•	any major change in our management;
•	lawsuits threatened or filed against us; and
•	other events or factors, including those resulting from war, incidents of terrorism, the COVID-19 pandemic or responses to these events.

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

Steven G. Mihaylo, who was previously our Chief Executive Officer and former Chairman of the Board of Crexendo, Inc., owns approximately 36% of the outstanding shares of our common stock based on the number of shares outstanding as of December 31, 2025. Mr. Mihaylo may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, amalgamation, consolidation or sale of all or substantially all of our assets. Mr. Mihaylo may have the ability to control the management and affairs of our Company. As a “control company” it may not be required that the Company maintains a board comprising a majority of independent directors. Mr. Mihaylo remains a director and as such, Mr. Mihaylo owes a fiduciary duty to our stockholders. As a stockholder, Mr. Mihaylo is entitled to vote his shares, in his own interests, which may not always be in the interests of our stockholders generally. Accordingly, even though certain transactions may be in the best interests of other stockholders, this concentration of ownership may harm the market price of our common stock by, among other things, delaying, deferring or preventing a change in control of our Company, impeding a merger, amalgamation, consolidation, takeover or other business combination involving our Company, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

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

In the NetSapiens transaction the Company issued approximately 4,482,328 stock options to NetSapiens employees. At December 31, 2025, approximately 144,831 remain available for conversion. Many of the options have an exercise price under $1.00, so there is no impediment to convert those options to commons shares of Crexendo stock. The right to exercise the options expires between March 11, 2026 through January 1, 2031. If the stock options were converted in a “net settlement exercise” there would be considerable cost associated with the tax payments which would be borne by the Company which could negatively affect our cash balance, which in turn could negatively affect the stock prices for shares of the Company. If some or all of the options were exercised in a net settlement exercise at the same time, it could negatively affect the stock price for shares of the Company.

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

Cybersecurity Compliance Framework –Crexendo has adopted System & Organizational Controls (SOC2) for the service organization responsible for Crexendo Hosted product and related corporate assets/entities. Implemented controls cover trust services criteria of security, availability, processing integrity, confidentiality, and privacy. Independent service auditors have been engaged to measure the efficacy of implemented controls.

Threat/Vulnerability Assessment & Remediation –Third party security advisors have been engaged to periodically execute internal and external vulnerability scans for deployed production and organizational assets to flag any known vulnerabilities within deployed third-party components including but not limited to operating systems, web server software, hypervisor software etc.

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

Risk Management –Crexendo has instituted a security team that is responsible for security/compliance strategy and corporate governance policies. The team makes sure that implemented SOC2 controls are supported by complementing processes and procedures.

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

Board & Executive Oversight –Executive buy in and support is a must for the success of any cybersecurity program. Crexendo C-suite executives and the Board of Directors have the primary responsibility of overseeing organizational cybersecurity and data privacy/security risk management.

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

Risks from Cybersecurity Threats –Crexendo provides products and services within Software as a Service (SaaS) market segment. Specifically, the company provides hosted Unified Communication as a Service (UCaaS), where the customer base is highly sensitive towards privacy, service quality and service availability.

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

For more information on the risks from cybersecurity threats that we face, refer to “Risk Factors — Cyber-attacks impacting our networks or systems could have an adverse effect on our business” in Part I, Item 1A of this Annual Report on Form 10-K.

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

	High	Low
Year Ended December 31, 2025
October to December 2025	$7.65	$5.68
July to September 2025	7.01	5.26
April to June 2025	6.19	3.75
January to March 2025	7.34	4.82
Year Ended December 31, 2024
October to December 2024	$6.29	$4.28
July to September 2024	5.45	3.01
April to June 2024	5.40	2.92
January to March 2024	7.59	4.18

SECURITY HOLDERS

As of December 31, 2025, there were 142 shareholders of record of our common stock. The majority of the shares are held by DTC FAST, a nominee of The Depository Trust Company. This number of record holders does not include beneficial holders whose shares are held in “street name,” meaning that the shares are held for their accounts by brokers or other nominees. In these instances, the brokers or other nominees are included in the number of record holders, but the underlying beneficial holders of the common stock held in “street name” are not.

DIVIDENDS

None

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

Our Cloud Telecommunications service revenue increased 6% or $1,933 to $33,782 for the year ended December 31, 2025 as compared to $31,849 for the year ended December 31, 2024. Our Cloud Telecommunications product revenue decreased 16% or $894 to $4,721 for the year ended December 31, 2025 as compared to $5,615 for the year ended December 31, 2024.

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

Our Software solutions revenue increased 27%, or $6,290 to $29,664 for the year ended December 31, 2025, compared to $23,374 for the year ended December 31, 2024.

Results of Consolidated Operations

The following discussion of financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information included herein this Annual Report.

Results of Consolidated Operations (in thousands, except for per share amounts)

	Year Ended December 31,
Consolidated	2025	2024
Service revenue	$33,782	$31,849
Software solutions revenue	29,664	23,374
Product revenue	4,721	5,615
Total revenue	68,167	60,838
Income/(loss) before income tax	5,371	1,889
Income tax (provision)/benefit	(300)	(212)
Net income/(loss)	5,071	1,677
Basic earnings per share	$0.17	$0.06
Diluted earnings per share	$0.16	$0.06

	For the three months ended
Consolidated	March 31,	June 30,	September 30,	December 31,
	2025	2025	2025	2025
Service revenue	$8,182	$8,374	$8,607	$8,619
Software solutions revenue	6,868	6,975	7,521	8,300
Product revenue	1,007	1,203	1,369	1,142
Total revenue	$16,057	$16,552	17,497	18,061
Income/(loss) before income tax	1,215	1,280	1,493	1,383
Income tax (provision)/benefit	(44)	(48)	(43)	(165)
Net income/(loss)	1,171	1,232	1,450	1,218

Basic earnings per share (1)	$0.04	$0.04	$0.05	$0.04
Diluted earnings per share (1)	$0.04	$0.04	$0.05	$0.04

	For the three months ended
Consolidated	March 31,	June 30,	September 30,	December 31,
	2024	2024	2024	2024
Service revenue	$7,845	$8,067	$7,953	$7,984
Software solutions revenue	5,146	5,325	5,860	7,043
Product revenue	1,295	1,293	1,814	1,213
Total revenue	$14,286	$14,685	15,627	16,240
Income/(loss) before income tax	461	615	194	619
Income tax (provision)/benefit	(27)	(27)	(46)	(112)
Net income/(loss)	434	588	148	507

Basic earnings per share (1)	$0.02	$0.02	$0.01	$0.02
Diluted earnings per share (1)	$0.01	$0.02	$0.00	$0.02

———————

(1)

Earnings per share is computed independently for each of the quarters presented. Therefore, the sums of quarterly earnings per share amounts do not necessarily equal the total for the twelve month periods presented.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Total Revenue

Total revenue consists of service revenue, software solutions revenue and product revenue. The following table reflects our total revenue for the year ended December 31, 2025, compared to the year ended December 31, 2024:

	Year Ended December 31,
	2025	2024	Dollar Change	Percent Change
Total revenue	$68,167	$60,838	$7,329	12%

The increase in total revenue is due to an increase in software solutions revenue of $6,290 and an increase in service revenue of $1,933, offset by a decrease in product revenue of $894.

Income/(loss) Before Income Tax

The following table reflects our income/(loss) before income tax for the year ended December 31, 2025, compared to the year ended December 31, 2024:

	Year Ended December 31,
	2025	2024	Dollar Change	Percent Change
Income/(loss) before income tax	$5,371	$1,889	$3,482	184%

The increase in income/(loss) before income tax is primarily related to an increase in revenue of $7,329 and an increase in other income/(expense) of $616, offset by an increase in operating expenses of $4,463. The increase in revenue is primarily related to organic growth from new and existing customers. The increase in operating expenses is primarily related to an increase in salaries, benefits, bonuses and share-based compensation of $1,267, an increase in commission expense of $986, an increase in contract labor and outsourced engineering services of $699, an increase in third-party telecommunication charges of $590, an increase in software costs of $415, an increase in hosting services fees of $295, an increase in annual user group meeting expenses of $169, and an increase in other expenses of $42. The increase in other income/(expense) is primarily related to an increase in interest income of $446, an increase in other income of $147, and a decrease in interest expense of $23.

Income Tax Benefit/(Provision)

The following table reflects our income tax benefit/(provision) for the year ended December 31, 2025, compared to the year ended December 31, 2024:

	Year Ended December 31,
	2025	2024	Dollar Change	Percent Change
Income tax benefit/(provision)	$(300)	$(212)	$(88)	-42%

We had an income tax provision of $(300) for the year ended December 31, 2025 compared to an income tax provision of $(212) for the year ended December 31, 2024. For the year ended December 31, 2025, we recorded additional valuation allowance of $2,270 and for the year ended December 31, 2024, we recorded additional valuation allowance of $635.

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

In our March 3, 2026 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income, EBITDA and Adjusted EBITDA. The terms Non-GAAP net income, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income/(loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Income to Non-GAAP Net Income

(Unaudited, in thousands, except per share and share data)

	Three Months Ended December 31,		Year Ended December 31,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
U.S. GAAP net income/(loss)	$1,218	$507	$5,071	$1,677
Share-based compensation and related taxes (1)	747	709	3,169	3,002
Acquisition related expenses	51	-	51	-
Amortization of intangible assets	786	755	3,078	3,028
Non-GAAP net income	$2,802	$1,971	$11,369	$7,707

Non-GAAP earnings per common share:
Basic	$0.09	$0.07	$0.38	$0.29
Diluted	$0.09	$0.06	$0.36	$0.26

Weighted-average common shares outstanding:
Basic	30,837,145	27,195,382	29,681,847	26,757,242
Diluted	32,151,192	30,547,245	31,641,294	30,019,359

Reconciliation of U.S. GAAP Net Income to EBITDA to Adjusted EBITDA

(Unaudited, in thousands)

	Three Months Ended December 31,		Year Ended December 31,
	2025	2024	2025	2024
	(In thousands)		(In thousands)
U.S. GAAP net income/(loss)	$1,218	$507	$5,071	$1,677
Depreciation and amortization	829	826	3,295	3,331
Interest expense	1	11	19	42
Other, net	(252)	(4)	(700)	(107)
Income tax provision	165	112	300	212
EBITDA	1,961	1,452	7,985	5,155
Acquisition related expenses	51	-	51	-
Share-based compensation and related taxes (1)	747	709	3,169	3,032
Adjusted EBITDA	$2,759	$2,161	$11,205	$8,187

———————

(1)

For the three months ended December 31, 2025 and 2024, employer payroll tax expense related to share-based compensation was $69 and $28, respectively. For the twelve months ended December 31, 2025 and 2024, employer payroll tax expense related to share-based compensation was $237 and $59, respectively.

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

Valuation of Long-Lived Assets.

The Company reviews the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Once an indicator of potential impairment has occurred, the impairment test is based on whether the intent is to hold the asset for continued use or to hold the asset for sale. If the intent is to hold the asset for continued use, the impairment test first requires a comparison of projected undiscounted future cash flows against the carrying amount of the asset group. If the carrying value of the asset group exceeds the estimated undiscounted future cash flows, the asset group would be deemed to be potentially impaired. The impairment, if any, would be measured based on the amount by which the carrying amount exceeds the fair value. Fair value is determined primarily using the projected future undiscounted cash flows. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose. We recognized impairment losses of $0 in the Consolidated Statements of Operations for the years ended December 31, 2025 and 2024.

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

We currently have net deferred tax assets consisting of net operating loss carryforwards, tax credit carryforwards and deductible temporary differences. Management periodically weighs the positive and negative evidence to determine if it is more likely than not that some or all of the deferred tax assets will be realized. As of December 31, 2025, excluding the gain on the sale of property and equipment in 2023, we no longer have three years of cumulative pretax losses, however the weight of all other positive and negative evidence, such as amortization expenses for future acquisitions and forecasts and projections of future pretax income are inherently subjective and require management to make assumption or complex judgments about matters that are inherently uncertain. Therefore, management determined that it is not more likely than not that we will be able to realize our deferred tax assets, and we have recorded a valuation allowance of $7,687 at December 31, 2025.

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

Share-Based Compensation

We account for our share-based compensation awards using the fair-value method. The grant date fair value was determined using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton valuation calculation requires us to make key assumptions such as future stock price volatility, expected terms, risk-free rates, and dividend yield. Our expected volatility is derived from our volatility rate as a publicly traded company. The expected term is based on our historical experience. The risk-free interest factor is based on the United States Treasury yield curve in effect at the time of the grant for zero coupon United States Treasury notes with maturities of approximately equal to each grant’s expected term. For the year ended December 31, 2025, no quarterly dividends were declared and paid, therefore we have assumed a 0% dividend yield for the year ended December 31, 2025.

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

Operating Results of our Cloud Telecommunications Services Segment (in thousands):

	Year Ended December 31,
Cloud Telecommunications Services	2025	2024
Service revenue	$33,782	$31,849
Product revenue	4,721	5,615
Total revenue	38,503	37,464
Operating expenses:
Cost of service revenue	14,153	13,087
Cost of product revenue	2,835	3,215
Selling and marketing	12,448	11,564
General and administrative	7,816	8,556
Research and development	481	788
Total operating expenses	37,733	37,210
Income/(loss) from operations	770	254
Other income/(expense), net	616	159
Income/(loss) before income tax	$1,386	$413

Quarterly Financial Information

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Cloud Telecommunications Services	2025	2025	2025	2025
Service revenue	$8,182	$8,374	$8,607	$8,619
Product revenue	1,007	1,203	1,369	1,142
Total revenue	9,189	9,577	9,976	9,761
Operating expenses:
Cost of service revenue	3,487	3,556	3,664	3,446
Cost of product revenue	599	687	888	661
Selling and marketing	2,852	3,081	3,215	3,300
General and administrative	1,938	1,958	1,928	1,992
Research and development	132	115	122	112
Total operating expenses	9,008	9,397	9,817	9,511
Income/(loss) from operations	181	180	159	250
Other income/(expense), net	81	123	194	218
Income/(loss) before income tax	$262	$303	$353	$468

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Cloud Telecommunications Services	2024	2024	2024	2024
Service revenue	$7,845	$8,067	$7,953	$7,984
Product revenue	1,295	1,293	1,814	1,213
Total revenue	9,140	9,360	9,767	9,197
Operating expenses:
Cost of service revenue	3,109	3,246	3,336	3,396
Cost of product revenue	730	696	1,081	708
Selling and marketing	2,796	2,808	2,976	2,984
General and administrative	2,158	2,232	2,278	1,888
Research and development	269	258	134	127
Total operating expenses	9,062	9,240	9,805	9,103
Income/(loss) from operations	78	120	(38)	94
Other income/(expense), net	(5)	45	64	55
Income/(loss) before income tax	$73	$165	$26	$149

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, managed IT service, and administrative fees. The following table reflects our service revenue for the year ended December 31, 2025, compared to the year ended December 31, 2024:

	Year Ended December 31,
	2025	2024	Dollar Change	Percent Change
Service revenue	$33,782	$31,849	$1,933	6%

The increase in service revenue is due to an increase in telecommunications services fees of $1,749, an increase in fees, commissions, and other, recognized over time of $392, and an increase in sales-type lease interest of $165, offset by a decrease in one-time fees, commissions and other of $373. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices, third-party equipment, and device as a service. The following table reflects our product revenue for the year ended December 31, 2025, compared to the year ended December 31, 2024:

	Year Ended December 31,
	2025	2024	Dollar Change	Percent Change
Product revenue	$4,721	$5,615	$(894)	-16%

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

Remaining Performance Obligations

Remaining Performance Obligations (RPOs) represents the total contract value of all contracts signed, less revenue recognized from those contracts as of December 31, 2025 and 2024. RPOs increased 10%, or $5,325 to $60,694 as of December 31, 2025 as compared to $55,369 as of December 31, 2024. Below is a table which displays the Cloud Telecommunications segment remaining performance obligations as of December 31, 2025 and 2024, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications Services RPOs as of December 31, 2025	$60,694
Cloud Telecommunications Services RPOs as of December 31, 2024	$55,369

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, contract labor costs, credit card processing fees, customer support salaries, benefits, bonuses, and share-based compensation. The following table reflects our cost of service revenue for the year ended December 31, 2025, compared to the year ended December 31, 2024:

	Year Ended December 31,
	2025	2024	Dollar Change	Percent Change
Cost of service revenue	$14,153	$13,087	$1,066	8%

The increase in cost of service revenue was primarily related to an increase in third-party telecommunication charges of $590, an increase in contract labor costs to assist with the migration of our customers to our new VIP platform of $354, an increase in data center hosting costs of $114, an increase in software costs of $73, an increase in credit card processing fees of $39, and an increase in other cost of service revenue expense of $57, offset by a decrease in salaries, benefits, bonuses, and share-based compensation of $161.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the year ended December 31, 2025, compared to the year ended December 31, 2024:

	Year Ended December 31,
	2025	2024	Dollar Change	Percent Change
Cost of product revenue	$2,835	$3,215	$(380)	-12%

The decrease in cost of product revenue is primarily related to the decrease in product revenue for the year ended December 31, 2025.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries, benefits, bonuses, and share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, amortization of customer relationship intangible assets, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the year ended December 31, 2025, compared to the year ended December 31, 2024:

	Year Ended December 31,
	2025	2024	Dollar Change	Percent Change
Selling and marketing	$12,448	$11,564	$884	8%

The increase in selling and marketing expense is primarily related to an increase in commission expense of $592 directly related to the increase in revenue, an increase in salaries, benefits, bonuses, share-based compensation, and headcount of $355, an increase in marketing costs of $134, and an increase in other selling and marketing expenses of $44, offset by a decrease in bad debt related to a decrease in our credit loss reserve of $110 and a decrease in the amortization of customer relationship intangible assets of $131.

General and Administrative

General and administrative expenses consist of salaries, benefits, bonuses and share-based compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, depreciation, amortization of intangible assets, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the year ended December 31, 2025, compared to the year ended December 31, 2024:

	Year Ended December 31,
	2025	2024	Dollar Change	Percent Change
General and administrative	$7,816	$8,556	$(740)	-9%

The decrease in general and administrative expenses is primarily related to a decrease in executive and administrative salaries, benefits, bonuses, share-based compensation, and headcount of $508, a decrease in telecommunication annual taxes and fees of $138, a decrease in rent expense of $74, and a decrease in other general and administrative expenses of $20.

Research and Development

Research and development expenses primarily consist of salaries, benefits, bonuses, and share-based compensation, and outsourced engineering services related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the year ended December 31, 2025, compared to the year ended December 31, 2024:

	Year Ended December 31,
	2025	2024	Dollar Change	Percent Change
Research and development	$481	$788	$(307)	-39%

The decrease in research and development expenses is primarily related to the allocation of engineering resources to our Software Solutions segment of $316, offset by an increase in other research and development expenses of $9.

Other Income/(Expense)

Other income/(expense) primarily relates to interest income, interest expense, net foreign exchange gains or losses, gain on the sale of property and equipment, and credit card cash back rewards.  The following table reflects our other income/(expense) for the year ended December 31, 2025, compared to the year ended December 31, 2024:

	Year Ended December 31,
	2025	2024	Dollar Change	Percent Change
Other income/(expense), net	$616	$159	$457	287%

The change in other income/(expense) is primarily from an increase in interest income of $435 and a decrease in interest expense of $23, offset by a decrease in other income of $1.

Operating Results of our Software Solutions Segment (in thousands):

Software Solutions	2025	2024
Software solutions revenue	$29,664	$23,374
Operating expenses:
Cost of software solutions revenue	8,275	6,793
Selling and marketing	5,323	4,974
General and administrative	6,907	5,273
Research and development	5,239	4,764
Total operating expenses	25,744	21,804
Income/(loss) from operations	3,920	1,570
Other income/(expense), net	65	(94)
Income/(loss) before income tax	$3,985	$1,476

Quarterly Financial Information

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Software Solutions	2025	2025	2025	2025
Software solutions revenue	$6,868	$6,975	$7,521	$8,300
Operating expenses:
Cost of software solutions revenue	1,490	1,813	1,924	3,048
Selling and marketing	1,437	1,290	1,307	1,289
General and administrative	1,581	1,627	1,852	1,847
Research and development	1,391	1,322	1,292	1,234
Total operating expenses	5,899	6,052	6,375	7,418
Income/(loss) from operations	969	923	1,146	882
Other income/(expense), net	(16)	54	(6)	33
Income/(loss) before income tax	$953	$977	$1,140	$915

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
Software Solutions	2024	2024	2024	2024
Software solutions revenue	$5,146	$5,325	$5,860	$7,043
Operating expenses:
Cost of software solutions revenue	1,392	1,445	1,686	2,270
Selling and marketing	1,231	1,150	1,245	1,348
General and administrative	1,138	1,200	1,417	1,518
Research and development	980	1,070	1,339	1,375
Total operating expenses	4,741	4,865	5,687	6,511
Income/(loss) from operations	405	460	173	532
Other income/(expense), net	(17)	(10)	(5)	(62)
Income/(loss) before income tax	$388	$450	$168	$470

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, professional services, and annual user group meeting fees. Software licenses are billed by the number of concurrent sessions a customer has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fixes, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training and implementation as well as custom mobile branding. The following table reflects our service revenue for the year ended December 31, 2025, compared to the year ended December 31, 2024:

	Year Ended December 31,
	2025	2024	Dollar Change	Percent Change
Software solutions revenue	$29,664	$23,374	$6,290	27%

The increase in software solutions revenue is primarily related to an increase in recurring software license and maintenance and support subscriptions of $3,553, an increase in perpetual software license revenue of $2,667, and an increase in professional services and other revenue of $70.

Remaining Performance Obligations

Remaining Performance Obligations (RPOs) represents the total contract value of all contracts signed, less revenue recognized from those contracts as of December 31, 2025 and 2024. RPOs decreased 6%, or $1,890 to $28,372 as of December 31, 2025 as compared to $30,262 as of December 31, 2024. Below is a table which displays the Software solutions segment remaining performance obligations as of December 31, 2025 and 2024, which we expect to recognize as revenue within the next thirty-six months (in thousands):

Software solutions RPOs as of December 31, 2025	$28,372
Software solutions RPOs as of December 31, 2024	$30,262

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries, benefits, bonuses, and share-based compensation, amortization expense for developed technologies intangible assets, cost of data center hosting, third-party software, annual user group meeting costs, and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the year ended December 31, 2025, compared to the year ended December 31, 2024:

	Year Ended December 31,
	2025	2024	Dollar Change	Percent Change
Cost of software solutions revenue	$8,275	$6,793	$1,482	22%

The increase in cost of software solutions revenue is primarily related to an increase in salaries, benefits, bonuses, share-based compensation, and headcount of $631, an increase in software costs of $310, an increase in third-party hosting service costs of $181, an increase in annual user group meeting expenses of $169, an increase in outsourced services of $169, and an increase in other cost of software solutions revenue of $22.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries, benefits, bonuses, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, annual user group meeting costs, and sales support software. The following table reflects our selling and marketing expenses for the year ended December 31, 2025, compared to the year ended December 31, 2024:

	Year Ended December 31,
	2025	2024	Dollar Change	Percent Change
Selling and marketing	$5,323	$4,974	$349	7%

The increase in selling and marketing expense is primarily related to an increase in commission expense of $394 directly related to the increase in revenue, an increase in marketing materials and trade shows of $137, offset by a decrease in salaries, benefits, bonuses, and share-based compensation of $91 due to the allocation of marketing resources to the Cloud Telecommunications Services segment, a decrease in bad debt related to a decrease in our credit loss reserve of $50, and a decrease in other selling and marketing costs of $41.

General and Administrative

General and administrative expenses consist of salaries, benefits, bonuses and share-based compensation for executives and administrative personnel, amortization of trademark, trade name, and capitalized software development costs intangible assets, legal, rent, equipment, accounting and other professional services, consulting fees and other administrative corporate expenses. The following table reflects our general and administrative expenses for the year ended December 31, 2025, compared to the year ended December 31, 2024:

	Year Ended December 31,
	2025	2024	Dollar Change	Percent Change
General and administrative	$6,907	$5,273	$1,634	31%

The increase in general and administrative expenses is primarily related to an increase in salaries, benefits, bonuses, share-based compensation, and headcount of $1,013, an increase in legal expenses of $266, an increase in the amortization of intangible assets of $119, an increase in professional service costs of $60, an increase in bank and merchant fees of $49, an increase in consulting fees of $42, an increase in accounting software costs of $32 associated with service contract fees for our new accounting system, and an increase in other general and administrative expenses of $53.

Research and Development

Research and development expenses primarily consists of salaries, benefits, bonuses, share-based compensation, and outsourcing engineering services related to the development of our software solutions. The following table reflects our research and development expense for the year end December 31, 2025, compared to the year ended December 31, 2024:

	Year Ended December 31,
	2025	2024	Dollar Change	Percent Change
Research and development	$5,239	$4,764	$475	10%

The increase in research and development expenses is primarily related to an increase in salaries, benefits, bonuses, share-based compensation, and headcount of $344 due to the allocation of resources from the Cloud Telecommunications Services segment as we finalize the migration of our customers to the VIP platform, and an increase in outsourced engineering services expenses of $134, offset by a decrease in other research and development expenses of $3.

Other Income/(Expense)

Other income/(expense) primarily relates to net foreign exchange gains or losses and other income and expenses. The following table reflects our other income/(expense) for the year ended December 31, 2025, compared to the year ended December 31, 2024:

	2025	2024	Dollar Change	Percent Change
Other income/(expense), net	$65	$(94)	$159	169%

The change in other income/(expense) is primarily related to an increase in foreign exchange gains/(losses) of $111, an increase in other income of $37, and an increase in interest income of $11.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We finance our operations primarily through services, software solutions, and product sales to our customers. As of December 31, 2025 and 2024, we had cash and cash equivalents of $31,378 and $18,193, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment, asset acquisitions, business combinations, and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

Operating Activities

Cash provided by or used in operating activities is driven by our net income/(loss), adjustments to reconcile to net cash provided by or used in operating activities, the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business. The following table reflects our net cash provided by/(used in) operating activities for the year ended December 31, 2025, compared to the year ended December 31, 2024:

	Year Ended December 31,
	2025	2024	Dollar Change	Percent Change
Net cash provided by/(used in) operating activities	$9,297	$6,284	$3,013	48%

The net cash provided by operations for the year ended December 31, 2025 was primarily driven by our net income of $5,071, non-cash expenses for depreciation and amortization of $3,295, share-based compensation of $2,932, an increase in accounts payable and accrued expenses of $1,045 and an increase in contract liabilities of $164, offset by an increase in equipment financing receivables of $1,124, an increase in contract costs of $827, and an increase in trade receivables of $539.

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

Investing Activities

Cash provided by or used in investing activities is driven by the purchase of property and equipment, business combinations, and asset acquisitions. The following table reflects our net cash provided by/(used in) investing activities for the year ended December 31, 2025, compared to the year ended December 31, 2024:

	Year Ended December 31,
	2025	2024	Dollar Change	Percent Change
Net cash provided by/(used in) investing activities	$(18)	$(27)	$9	-33%

Net cash used in investing activities for the year ended December 31, 2025 primarily relates to the purchases of property and equipment of $18.

Net cash used in investing activities for the year ended December 31, 2024 primarily relates to the purchases of property and equipment of $27.

Financing Activities

Cash provided by or used in financing activities is driven by the proceeds from the exercise of options, taxes paid on the net settlement of stock options and RSUs, payments of contingent consideration, proceeds from notes payable, repayments made on finance leases and notes payable, proceeds and repayments on line of credit, dividend payments, and proceeds from the issuance of common stock in connection with an offering. The following table reflects our net cash provided by financing activities for the year ended December 31, 2025, compared to the year ended December 31, 2024:

	Year Ended December 31,
	2025	2024	Dollar Change	Percent Change
Net cash provided by/(used in) financing activities	$3,882	$1,595	$2,287	-143%

Net cash provided by financing activities for the year ended December 31, 2025 primarily relates to cash received from the exercise of stock options of $4,870, offset by the payments of employee tax withholdings from the net settlement of stock options and RSUs of $489, repayments made on notes payable of $478, and repayments made on finance leases of $21.

Net cash provided by financing activities for the year ended December 31, 2024 primarily relates to cash received from the exercise of stock options of $2,370, offset by repayments made on notes payable of $457, the payments of employee tax withholdings from the net settlement of stock options and RSUs of $243, and repayments made on finance leases of $75.

OFF BALANCE SHEET ARRANGEMENTS

As of December 31, 2025, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

RELATED PARTY TRANSACTIONS

On November 1, 2022, the Company completed the acquisition of Allegiant Networks, LLC, a Kansas limited liability company (the “Allegiant Networks”) to acquire from Seller one hundred percent (100%) of the issued and outstanding shares of Allegiant Networks in exchange for (i) a cash payment at closing in the amount of $2.0 million, (ii) a three-year promissory note by the Company in favor of Seller in the amount of $1.1 million, and (iii) 2,461,538 shares of the Company’s common stock, par value $0.001 per share. In connection with this transaction, the seller Bryan Dancer, became a greater than five percent shareholder of the Company. Therefore, the three-year promissory note in the amount of $1.1 million, is considered a related party transaction. The loan agreement has a term of three (3) years with quarterly payments of Ninety-Eight Thousand Three Hundred Eighty-one Dollars ($98,381), including interest at 4.00%, beginning on April 1, 2024. As of December 31, 2025 and 2024, the outstanding balance of the related party note payable was $98 and $478, respectively. During the years ended December 31, 2025 and 2024, the Company paid principal of $380 and $365, respectively, and interest of $12 and $27, respectively.

On February 1, 2024, the Company entered into a consulting agreement with Steven G. Mihaylo, Chairman Emeritus of the board of directors and a greater than five percent shareholder. In exchange for his consulting services, Mr. Mihaylo is to receive monthly consideration of $14 or $168 annually. During the years ended December 31, 2025 and 2024, the company paid $168 and $154, respectively.

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

Stockholders and Board of Directors

Crexendo, Inc. and Subsidiaries

Tempe, AZ

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Crexendo, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income/(loss), stockholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

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

Pittsburgh, Pennsylvania

March 3, 2026

Crexendo, Inc. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except par value and share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$31,378	$18,193
Trade receivables, net of allowance of $124 and $146, respectively	4,913	4,352
Inventories	454	393
Equipment financing receivables, net of allowance of $50 and $69, respectively	1,416	1,049
Contract costs	2,318	1,931
Prepaid expenses	892	876
Income tax receivable	234	75
Other current assets	292	13
Total current assets	41,897	26,882

Contract assets, net of allowance of $145 and $127, respectively	402	406
Long-term equipment financing receivables, net of allowance of $107 and $157, respectively	3,223	2,397
Property and equipment, net	195	394
Operating lease right-of-use assets	1,006	1,491
Intangible assets, net	17,860	20,528
Goodwill	9,454	9,454
Contract costs, net of current portion	3,319	2,879
Other long-term assets	330	507
Total Assets	$77,686	$64,938

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$649	$1,003
Accrued expenses	8,391	6,992
Finance leases	2	21
Notes payable	114	478
Operating lease liabilities	493	481
Income tax payable	151	40
Contract liabilities	2,528	3,079
Total current liabilities	12,328	12,094

Contract liabilities, net of current portion	1,008	293
Finance leases, net of current portion	-	2
Notes payable, net of current portion	-	114
Operating lease liabilities, net of current portion	529	1,022
Total liabilities	13,865	13,525

Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	-	-
Common stock, par value $0.001 per share - authorized 50,000,000 shares, 31,004,327 shares issued and outstanding as of December 31, 2025 and 27,621,557 shares issued
and outstanding as of December 31, 2024	31	28
Additional paid-in capital	145,325	138,015
Accumulated deficit	(81,719)	(86,790)
Accumulated other comprehensive income	184	160
Total stockholders' equity	63,821	51,413

Total Liabilities and Stockholders' Equity	$77,686	$64,938

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share and share data)

	Year Ended December 31,
	2025	2024
Service revenue	$33,782	$31,849
Software solutions revenue	29,664	23,374
Product revenue	4,721	5,615
Total revenue	68,167	60,838

Operating expenses:
Cost of service revenue	14,153	13,087
Cost of software solutions revenue	8,275	6,793
Cost of product revenue	2,835	3,215
Selling and marketing	17,771	16,538
General and administrative	14,723	13,829
Research and development	5,720	5,552
Total operating expenses	63,477	59,014

Income/(loss) from operations	4,690	1,824

Other income/(expense):
Interest income	637	191
Interest expense	(19)	(42)
Other income/(expense)	63	(84)
Total other income/(expense), net	681	65

Income/(loss) before income tax	5,371	1,889

Income tax benefit/(provision)	(300)	(212)

Net income/(loss)	$5,071	$1,677

Earnings per common share:
Basic	$0.17	$0.06
Diluted	$0.16	$0.06

Weighted-average common shares outstanding:
Basic	29,681,847	26,757,242
Diluted	31,641,294	30,019,359

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income/(Loss)

(In thousands)

	Year Ended December 31,
	2025	2024
Net income/(loss)	$5,071	$1,677
Other comprehensive income/(loss), net of tax
Foreign currency translation gain/(loss)	24	(6)
Total other comprehensive income/(loss)	24	(6)
Comprehensive income/(loss)	$5,095	$1,671

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2024	26,130,218	26	132,888	166	(88,467)	44,613
Share-based compensation	-	-	3,002	-	-	3,002
Vesting of restricted stock units	76,464	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	(6)	-	(6)
Issuance of common stock for exercise of stock options	1,414,875	2	2,368	-	-	2,370
Taxes paid on the net settlement of stock options and RSUs	-	-	(243)	-	-	(243)
Net income/(loss)	-	-	-	-	1,677	1,677
Balance, December 31, 2024	27,621,557	$28	$138,015	$160	$(86,790)	$51,413
Share-based compensation	-	-	2,932	-	-	2,932
Vesting of restricted stock units	154,689	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	24	-	24
Issuance of common stock for exercise of stock options	3,228,081	3	4,867	-	-	4,870
Taxes paid on the net settlement of stock options and RSUs	-	-	(489)	-	-	(489)
Net income/(loss)	-	-	-	-	5,071	5,071
Balance, December 31, 2025	31,004,327	$31	$145,325	$184	$(81,719)	$63,821

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$5,071	$1,677
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	3,295	3,331
Share-based compensation	2,932	3,002
Non-cash operating lease amortization	4	(18)
Allowance for credit losses	(73)	127
Changes in assets and liabilities:
Trade receivables	(539)	(906)
Contract assets	(14)	(106)
Equipment financing receivables	(1,124)	(877)
Inventories	(61)	(11)
Contract costs	(827)	(1,192)
Prepaid expenses	(16)	(368)
Income tax receivable	(159)	(75)
Other assets	(512)	(346)
Accounts payable and accrued expenses	1,045	1,275
Income tax payable	111	(13)
Contract liabilities	164	784
Net cash provided by/(used in) operating activities	9,297	6,284

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(18)	(27)
Net cash provided by/(used in) investing activities	(18)	(27)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments made on finance leases	(21)	(75)
Repayments made on notes payable	(478)	(457)
Proceeds from exercise of options	4,870	2,370
Taxes paid on the net settlement of stock options and RSUs	(489)	(243)
Net cash provided by/(used for) financing activities	3,882	1,595
Effect of exchange rate changes on cash	24	(6)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	13,185	7,846
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	18,193	10,347
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$31,378	$18,193

Supplemental disclosure of cash flow information:
Cash used during the year for:
Income taxes, net	$(361)	$(300)
Interest expense	$(17)	$(32)
Supplemental disclosure of non-cash investing and financing information:
Capitalized software development costs	$410	$-

The accompanying notes are an integral part of the consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies

Description of Business –Crexendo, Inc. is incorporated in the state of Nevada. As used hereafter in the notes to consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company.” Crexendo, Inc. is an award-winning software technology company that is a premier provider of cloud communication platform software and unified communications as a service (UCaaS) offerings, including voice, video, contact center, and managed IT services tailored to businesses of all sizes. Our cloud communications software solutions currently support over five million end users globally, through an extensive network of over 240 cloud communication platform software subscribers and our direct retail offering. The Company has two operating segments, which consist of Cloud Telecommunications and Software Solutions.

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

Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the year ended December 31, 2025 and 2024, we recorded foreign currency translation gains/(losses) of $24, and $(6), respectively, in our statements of comprehensive income (loss).

Cash and Cash Equivalents–We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2025 and 2024, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $30,715 and $17,501, respectively.

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

Contract Costs – Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining software solutions and telecommunication service contracts which are recoverable. The Company capitalized contract costs in the amount of $5,637 and $4,810 at December 31, 2025 and 2024, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate which typically range from thirty-six to sixty months and are included in selling and marketing expenses. During the years ended December 31, 2025 and 2024, the Company amortized $3,139 and $2,468, respectively, and there was no impairment loss in relation to the costs capitalized.

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

Intangible Assets – Our intangible assets consist of customer relationships, developed technologies, trademarks and trade name. The intangible assets are amortized following the patterns in which the economic benefits are consumed or straight-line over the estimated useful life. We periodically review the estimated useful lives of our intangible assets and review these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset. There was no impairment of intangible assets identified for the years ended December 31, 2025 and 2024.

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

Contingencies –The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, it accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of losses it may incur regarding such a matter, it records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, it uses the amount that is the low end of such range.

Service, Software Solutions and Product Revenue Recognition –Revenue is recognized upon transfer of control of promised services, software solutions or products to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services and excludes any amounts collected on behalf of third parties. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. We recognize revenue for delivered elements only when we determine there are no uncertainties regarding customer acceptance. Changes in the allocation of the sales price between delivered and undelivered elements can impact the timing of revenue recognized but does not change the total revenue recognized on any agreement. Revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. For more detailed information about revenue, see Note 2.

Cost of Service Revenue –Cost of service revenue includes cloud telecommunications services. Cloud telecommunications cost of service revenue primarily consists of fees we pay to third-party telecommunications and broadband Internet providers, costs of other third-party services we resell, personnel and travel expenses related to system implementation, and customer service.

Cost of Software Solutions Revenue –Cost of software solutions revenue consists primarily of royalties and other fees paid to third parties whose technology or products are sold as part of the Company’s products, direct costs to manufacture and distribute products, direct costs to provide product support and professional support services, direct costs associated with delivery of the Company’s software offerings, and amortization expense related to developed technology intangible assets.

Cost of Product Revenue –Cost of product revenue primarily consists of the costs associated with the purchase of desktop devices and other third-party equipment we purchase for resale.

Product Warranty –We provide for the estimated cost of product warranties at the time we recognize revenue. We evaluate our warranty obligations on a product group basis. Our standard product warranty terms generally include post-sales support and repairs or replacement of a product at no additional charge for a specified period of time. We base our estimated warranty obligation upon warranty terms, ongoing product failure rates, and current period product shipments. If actual product failure rates, repair rates or any other post-sales support costs were to differ from our estimates, we would be required to make revisions to the estimated warranty liability. Warranty terms generally last for the duration that the customer has service. For the years ended December 31, 2025 and 2024, actual warranty costs were approximately 0.6% and 0.7% of prior year net product revenue, respectively. The annual warranty provision for the years ended December 31, 2025 and 2024 was approximately 0.7% and 1.0% of current year net product revenue, respectively.

Contingent Consideration –Contingent consideration represents deferred business acquisition and asset acquisition consideration to be paid out at some point in the future, typically over a one-year period or less from the acquisition date. Contingent consideration is recorded at the asset acquisition date fair value. Contingent consideration recorded in connection with a business acquisition is reported at fair value each reporting period until the contingency is resolved. Any changes in fair value are recognized in earnings. Contingent consideration recorded in connection with an asset acquisition is not derecognized until the related contingency is resolved and the consideration is paid or becomes payable. If the amount initially recorded as contingent consideration exceeds the amount paid or payable, the Company recognizes that excess amount as a reduction in the cost of the related intangible assets.

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

Income Taxes – We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows.  In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. At December 31, 2025, we determined that it is more likely-than-not that we will not be able to realize our deferred income tax assets in the future. A valuation allowance of $7,687 and $5,417 was recorded against our gross deferred tax asset balance as of December 31, 2025 and 2024, respectively.

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

Significant Customers – No customer accounted for 10% or more of our total revenue for the years ended December 31, 2025 and 2024. No customer accounted for 10% or more of our total trade receivables as of December 31, 2025 and 2024.

Recently Adopted Accounting Pronouncements – In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The Company adopted ASU 2023-07 (Topic 280) on a retrospective basis as of December 31, 2024, adding significant segment expense disclosures for the years ended December 31, 2025 and 2023. For more detailed information about reportable segments, see Note 19.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The ASU’s amendments are effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company adopted ASU 2023-09 (Topic 740) as of January 1, 2025, the adoption of this ASU did not have a material impact on our quarterly income tax disclosures in our condensed consolidated financial statements and related disclosures. However, the adoption of the ASU did have an impact on our annual income tax disclosures in our consolidated financial statements. We added disclosures for income/(loss) before tax by jurisdiction. We expanded our rate reconciliation disclosures to included disaggregated reconciling items by nature utilizing the 5% threshold and added applicable percentages for each item disclosed. Additionally, we added expanded disclosures for income taxes paid, disaggregated between federal, state and foreign jurisdictions utilizing a quantitative threshold of 5% of total income taxes paid and further disclosed the individual state and local jurisdictions that contribute to the majority (greater than 50%) of the income taxes paid within the jurisdiction. The new standard allows for prospective or retrospective adoption of these disclosure items. Management determined the retrospective disclosures would be more useful to our stockholders, see Note 15.

Recently Issued Accounting Pronouncements – In December 2025, the Financial Accounting Standards Board ("FASB") issued ASU 2025-12 “Codification Improvements.” The ASU represents changes to the Codification that clarify, correct errors, or make minor improvements. The amendments make the Codification easier to understand and apply. The amendments in ASU 2025-12 are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. Except for the amendments to Topic 260, "Earnings Per Share" this ASU can be applied either prospectively or retrospectively with transition method elected on an issue-by-issue basis. The Company is currently evaluating ASU 2025-12 to determine the impact it may have on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements." This ASU clarifies that the interim reporting requirements in Topic 270 apply to all entities that issue interim financial statements prepared in accordance with U.S. GAAP and consolidates such requirements within Topic 270. The amendments provide a comprehensive list within Topic 270 of required interim disclosures, establish a principle requiring disclosure of events or changes occurring after the end of the most recent annual reporting period that have a material impact on interim results and clarifies the form and content requirements applicable to interim financial statements. The amendments in ASU 2025-11 are effective for the interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. This ASU can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating ASU 2025-11 to determine the impact it may have on our consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08, "Financial Instruments — Credit Losses (Topic 326): Purchased Loans." This ASU requires that loans acquired without credit deterioration and deemed “seasoned” will be considered purchased seasoned loans and accounted for using the gross-up approach at acquisition (i.e., record the loan at its purchase price and separately record an allowance for expected credit losses). Seasoned loans include all loans acquired in a business combination, that do not have “more-than-insignificant” deterioration of credit quality since origination, as well as loans purchased at least 90 days after origination, where the purchaser was not involved in the origination of the loans. The amendments in ASU 2025-08 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. This ASU should be applied prospectively to loans that are acquired on or after the initial application date. The Company intends to early adopt ASU 2025-08 prospectively, effective January 1, 2026. The adoption is not expected to have an impact on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, "Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" which amends the guidance in ASC 350-40, "Intangibles — Goodwill and Other — Internal-Use Software." This ASU modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. This ASU is permitted to be applied prospectively, retrospectively or through a modified transition approach. The Company intends to early adopt ASU 2025-06 prospectively, effective January 1, 2026. The adoption is not expected to have an impact on our consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05 "Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." This ASU provides entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606 by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. The amendments in ASU 2025-05 are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early prospective adoption permitted. The Company is currently evaluating ASU 2025-05 to determine the impact it may have on our consolidated financial statements

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” ASU 2024-03 requires a public business entity (“PBE”) to disclose information in the notes to financial statements about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. Entities would also have to disclose other specific expenses, gains, or losses that are already required to be disclosed under GAAP in this same disclosure, a qualitative description of the amounts remaining that are not separately disaggregated quantitatively, and the total amount of selling expenses, as well as the PBE’s definition of selling expenses. In January 2025, the FASB Issued ASU No. 2025-01, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)," which clarified that ASU 2024-03 is effective public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The application of this new guidance is not expected to have a material impact on the Company’s financial statements, as the guidance pertains only to disclosures.

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

Year Ended December 31, 2025	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$4,721	$-	$4,721
Equipment financing revenue	841	7	848
Telecommunications services	28,816	-	28,816
Fees, commissions, and other, recognized over time	2,526	-	2,526
One time fees, commissions and other	1,599	-	1,599
Software licenses	-	7,541	7,541
Subscription maintenance and support	-	19,918	19,918
Professional services and other	-	2,198	2,198
	$38,503	$29,664	$68,167
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$6,320	$9,739	$16,059
Products, services, and fees transferred over time	32,183	19,925	52,108
	$38,503	$29,664	$68,167

Year Ended December 31, 2024	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$5,615	$-	$5,615
Equipment financing revenue	676	-	676
Telecommunications services	27,067	-	27,067
Fees, commissions, and other, recognized over time	2,134	-	2,134
One time fees, commissions and other	1,972	-	1,972
Software licenses	-	4,874	4,874
Subscription maintenance and support	-	16,459	16,459
Professional services and other	-	2,041	2,041
	$37,464	$23,374	$60,838
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$7,587	$6,915	$14,502
Products, services, and fees transferred over time	29,877	16,459	46,336
	$37,464	$23,374	$60,838

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

	December 31,
(In thousands)	2025	2024
Receivables, which are included in trade receivables, net of allowance for credit losses	$4,913	$4,352
Contract assets, net of allowance for credit losses	402	406
Contract liabilities	3,536	3,372

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	For the Year Ended		For the Year Ended
(In thousands)	December 31, 2025		December 31, 2024
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(2,641)	$-	$(3,154)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	2,805	-	3,938
Transferred to receivables from contract assets recognized at the beginning of the period	(251)	-	(302)	-
Increase due to additional unamortized discounts	247	-	366	-

Contract assets and allowance for credit losses

Our contract assets balance consists of the Company’s rights to consideration for work completed but not billed as of the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract assets were as follows (in thousands):

	December 31,
	2025	2024
Gross contract assets	$547	$533
Less: allowance for credit losses	(145)	(127)
Contract assets, net of allowance for credit losses	$402	$406

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2024	$127
Provision	-
Write-offs	(2)
Recoveries and other	(3)
Balance at March 31, 2025	$122
Provision	37
Write-offs	(4)
Recoveries and other	-
Balance at June 30, 2025	$155
Provision	-
Write-offs	-
Recoveries and other	(1)
Balance at September 30, 2025	$154
Provision	-
Write-offs	(2)
Recoveries and other	(7)
Balance at December 31, 2025	$145

The allowance for credit losses is determined based on an assessment of historical collection experience using the loss-rate method as well as consideration of current and future economic conditions and changes in our loss-rate trends. We utilize a five-year lookback period to establish our estimate of expected credit losses, as our contractual terms range from three to five years. Based on that assessment, the allowance for credit losses as a percent of gross contract assets increased to 26.4% at December 31, 2025 from 23.8% at December 31, 2024.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2026	2027	2028	2029	2030 and thereafter	Total
Cloud telecommunications segment
Desktop devices	$885	-	-	-	-	$885
Telecommunications services RPOs	23,831	16,496	11,056	6,876	1,550	59,809
Total cloud telecommunications	24,716	16,496	11,056	6,876	1,550	60,694
Software solutions segment
Software solutions RPOs	15,239	7,206	3,600	1,535	792	28,372
Total consolidated RPOs	$39,955	23,702	14,656	8,411	2,342	$89,066
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

	Year Ended December 31,
	2025	2024
Net income/(loss) (in thousands) (A)	$5,071	$1,677

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	29,681,847	26,757,242
Dilutive effect of stock-based awards	1,959,447	3,262,117
Diluted weighted-average outstanding shares of common stock (C)	31,641,294	30,019,359

Earnings per common share:
Basic (A/B)	$0.17	$0.06
Diluted (A/C)	$0.16	$0.06

For the years ended December 31, 2025 and 2024, respectively, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted earnings per share because including them would be anti-dilutive:

	Year Ended December 31,
	2025	2024
Stock options	886,391	1,650,687

4. Trade Receivables and Allowance for Credit Losses

Our trade receivables balance consists of traditional trade receivables. Trade receivables were as follows (in thousands):

	December 31,
	2025	2024
Gross trade receivables	$5,037	$4,498
Less: allowance for credit losses	(124)	(146)
Trade receivables, net	$4,913	$4,352

Current trade receivables, net	$4,913	$4,352
Long-term trade receivables, net	-	-
Trade receivables, net	$4,913	$4,352

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2024	$146
Provision	50
Write-offs	(31)
Recoveries and other	-
Balance at March 31, 2025	$165
Provision	27
Write-offs	(20)
Recoveries and other	(26)
Balance at June 30, 2025	$146
Provision	50
Write-offs	(29)
Recoveries and other	(23)
Balance at September 30, 2025	$144
Provision	61
Write-offs	(46)
Recoveries and other	(35)
Balance at December 31, 2025	$124

The allowance for credit losses is determined based on an assessment of historical collection experience using the aging schedule method as well as consideration of current and future economic conditions. Based on that assessment, the allowance for credit losses as a percent of gross trade receivables decreased to 2.5% at December 31, 2025 from 3.3% at December 31, 2024.

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

	December 31,
	2025	2024
Gross equipment financing receivables	$6,543	$5,164
Less: unearned income	(1,747)	(1,492)
Less: allowance for credit losses	(157)	(226)
Equipment financing receivables, net	$4,639	$3,446

Current equipment financing receivables, net	$1,416	$1,049
Long-term equipment financing receivables, net	3,223	2,397
Equipment financing receivables, net	$4,639	$3,446

A summary of our gross equipment financing receivables’ future contractual maturities, is as follows (in thousands):

Year ending December 31,
2026	$2,276
2027	1,915
2028	1,323
2029	761
2030 and thereafter	268
Total	$6,543

Allowance for Credit Losses

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2024	$226
Provision	-
Write-offs	(8)
Recoveries and other	(118)
Balance at March 31, 2025	$100
Provision	18
Write-offs	(8)
Recoveries and other	-
Balance at June 30, 2025	$110
Provision	20
Write-offs	(11)
Recoveries and other	-
Balance at September 30, 2025	$119
Provision	61
Write-offs	(23)
Recoveries and other	-
Balance at December 31, 2025	$157

Aging of Receivables

The aging of gross equipment financing receivables was as follows (in thousands):

	December 31,
	2025	2024
Past due amounts 0 - 90 days	$4,629	$3,444
Past due amounts > 90 days	10	2
Total	$4,639	$3,446

Our equipment financing receivable portfolio is primarily in the United States. The allowance for credit losses is determined principally based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, the allowance for credit losses as a percent of gross equipment financing receivables (net of unearned income) decreased to 3.3% at December 31, 2025 from 6.1% at December 31, 2024.

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

The table below shows gross equipment financing receivables and current period gross write offs by year of origination (in thousands):

	December 31, 2025							December 31, 2024
	2025	2024	2023	2022	2021	Prior	Total Equipment Financing Receivables	Total Equipment Financing Receivables
United States	$2,294	1,451	758	258	34	1	$4,796	$3,672
Current period gross write offs	$6	17	13	13	1	1	$50	$36

6. Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	December 31,
	2025	2024
Prepaid corporate insurance	$88	$88
Prepaid software services and support	612	455
User group meeting fees	125	86
Prepaid rent	15	103
Other prepaid expenses	52	144
Total prepaid expenses	$892	$876

7. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2025	2024
Computer and office equipment	$2,160	$2,142
Computer software	589	589
Internal-use software	14	14
Furniture and fixtures	-	-
Vehicles	143	143
Leasehold improvements	34	34
Less: accumulated depreciation	(2,745)	(2,528)
Total property and equipment, net	$195	$394

Depreciation expense is included in general and administrative expenses and totaled $217 and $303 for the years ended December 31, 2025 and 2024, respectively.

8. Intangible Assets and Goodwill

Acquired intangible assets subject to amortization consist of the following (in thousands):

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$26,073	$(9,404)	$16,669	$26,073	$(7,403)	$18,670
Developed technologies	4,900	(3,811)	1,089	4,900	(3,081)	1,819
Trademark and trade names	400	(400)	-	400	(361)	39
Capitalized software development costs	410	(308)	102	-	-	-
Total acquired intangible assets	$31,783	$(13,923)	$17,860	$31,373	$(10,845)	$20,528

As of December 31, 2025, the weighted average remaining useful life for customer relationships was 11.4 years, developed technologies was 1.4 years, and capitalized software development costs was 0.3 years.

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

	Year Ended December 31,
	2025	2024
Cost of software solutions revenue	$730	$812
Selling and marketing	2,001	2,105
General and administrative	347	111
Total amortization expense	$3,078	$3,028

As of December 31, 2025, annual amortization of definite lived intangible assets, based on existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Year ending December 31,
2026	$2,560
2027	2,202
2028	1,637
2029	1,557
2030	1,491
2031 and thereafter	8,413
Total	$17,860

The following table provides a summary of changes in the carrying amounts of goodwill (in thousands):

Goodwill
Balance at January 1, 2024	$9,454
Additions	-
Balance at December 31, 2024	9,454
Additions	-
Balance at December 31, 2025	$9,454

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued wages and benefits	$2,974	$2,828
Accrued accounts payable	2,532	1,579
Accrued sales and telecommunications taxes	2,213	1,837
Product warranty liability	21	32
Cloud computing arrangements	159	279
Credit cards	103	117
Other	389	320
Total accrued expenses	$8,391	$6,992

The changes in aggregate product warranty liabilities for the years ended December 31, 2025 and 2024 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2024	$25
Accrual for warranties	32
Adjustments related to pre-existing warranties	(4)
Warranty settlements	(21)
Balance at December 31, 2024	32
Accrual for warranties	21
Adjustments related to pre-existing warranties	(13)
Warranty settlements	(19)
Balance at December 31, 2025	$21

Product warranty expense is included in cost of product revenue and totaled $21 and $32 for the years ended December 31, 2025 and 2024, respectively.

10. Notes Payable

Notes payable consists of a short and long-term financing arrangements (in thousands):

	December 31,
	2025	2024
Related party note payable	$98	$478
Other notes payable	16	114
Total notes payable	$114	$592
Less: current notes payable	(114)	(478)
Notes payable, net of current portion	$-	$114

On February 27, 2023, we entered into a promissory note with CrossFirst Bank in the amount of $278. The promissory note has a term of three (3) years with monthly payments of Eight Thousand Five Hundred Forty-Three ($8,543), including interest of 6.58%, beginning on March 27, 2023. Additionally, the promissory note is subject to certain financial covenants.

On November 1, 2022, as part of the acquisition of Allegiant Networks, we entered into a promissory note with the seller in the amount of $1.1 million. The loan agreement has a term of three (3) years with quarterly payments of Ninety-Eight Thousand Three Hundred Eighty-One ($98,381), including interest at 4.00%, beginning on April 1, 2023. As of December 31, 2025 and 2024, the outstanding balance of the related party note payable was $98 and $478, respectively. During the year ended December 31, 2025 and 2024, the Company paid principal of $380 and $365, respectively, and interest of $12 and $27, respectively.

As of December 31, 2025, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2026	$114
2027	-
2028	-
2029	-
2030 and thereafter	-
Total	$114

11. Line of Credit

The Company maintains a line of credit with a maximum principal amount of $700, payable upon demand. The line of credit was renewed on February 27, 2025 and will expire on February 27, 2026. The line of credit bears interest at 0.50% over the Wall Street Journal Prime Rate. As of December 31, 2025, there was an outstanding balance of $0, and $700 remained available for borrowing. The line of credit is collateralized by all Company assets and subject to certain financial covenants. On February 18, 2026, the Company terminated the line of credit.

12. Fair Value Measurements

We have financial instruments as of December 31, 2025 and 2024 for which the fair value is summarized below (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$4,913	$4,913	$4,352	$4,352
Equipment financing receivables	4,639	4,639	3,446	3,446
Liabilities:
Finance leases	$2	$2	$23	$23
Notes payable	114	115	592	587

We have no liabilities for which fair value is recognized in the balance sheet on a recurring basis as of December 31, 2025 and 2024.

13. Equity

Common Stock

Shares of common stock reserved for future issuance as of December 31, 2025 were as follows (in thousands):

Stock-based compensation plans:
Share-based awards issued under plans	4,120
Available for future grants	1,586
5,706

14. Stock-Based Compensation

We have various incentive stock-based compensation plans that provide for the grant of stock options, restricted stock units (RSUs), and other share-based awards of up to 5,706 shares to eligible employees, consultants, and directors. As of December 31, 2025, we had 1,586 shares remaining in the plans available to grant.

Stock Options

The weighted-average fair value of stock options on the date of grant and the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2025 and 2024 using the Black-Scholes option-pricing model were as follows:

	Year Ended December 31,
	2025	2024
Weighted-average fair value of options granted	$3.62	$3.64
Expected volatility	70%	75%
Expected life (in years)	5.78	5.69
Risk-free interest rate	4.43%	4.13%
Expected dividend yield	0.00%	0.00%

The expected volatility of the options is determined using historical volatilities based on historical stock prices. The expected life of the options granted is based on our historical share option exercise experience. The risk-free interest rate is determined using the yield available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the option.

The following table summarizes the stock option activity under the plans for the years ended December 31, 2025 and 2024 (in thousands, except share data):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Life	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2024	7,995,799	2.73	5.3 years	3,362
Granted	328,500	1.88
Exercised	(1,460,404)	1.32
Cancelled/forfeited	(201,096)	3.04
Outstanding at December 31, 2024	6,662,799	2.64	4.9 years	19,469
Granted	405,500	5.72
Exercised	(3,270,703)	1.57
Cancelled/forfeited	(143,098)	5.00
Outstanding at December 31, 2025	3,654,498	4.38	4.4 years	7,707
Shares vested and expected to vest	3,603,664	4.37	5.3 years	7,503
Exercisable as of December 31, 2025	3,269,982	4.30	3.8 years	7,170
Exercisable as of December 31, 2024	5,866,379	2.89	3.8 years	14,950

The total intrinsic value of options exercised during the years ended December 31, 2025 and 2024, was $16,018 and $5,098, respectively.

As of December 31, 2025, the total future compensation expense related to non-vested options not yet recognized in the consolidated statements of operations was approximately $1,085 and the weighted-average period over which these awards are expected to be recognized is approximately 1.8 years.

Restricted Stock Units:

The following table summarizes the RSUs outstanding with service vesting in future years (in thousands):

	Years Ended December 31,
	2026	2027	2028
RSUs with service-based vesting conditions	225	165	37

The following table summarizes the RSUs activity under the plans for the years ended December 31, 2025 and 2024 (in thousands, except unit data):

	Number of Units	Weighted-Average Fair Value
Outstanding at January 1, 2024	13,334	$1.73
Granted	440,000	5.24
Vested/released	(109,166)	5.05
Cancelled/forfeited	(38,334)	4.73
Outstanding at December 31, 2024	305,834	5.21
Granted	395,000	5.87
Vested/released	(228,321)	5.48
Cancelled/forfeited	(7,500)	5.36
Outstanding at December 31, 2025	465,013	5.64

The weighted-average grant-date fair value of RSUs granted during the years ended December 31, 2025 and 2024 was $5.87 and $5.24, respectively.

The total intrinsic value of RSUs that vested and were released during the years ended December 31, 2025 and 2024 was $1,453 and $480 respectively.

As of December 31, 2025, the total future compensation expense related to non-vested RSUs not yet recognized in the consolidated statements of operations was approximately $2,479 and the weighted-average period over which these awards are expected to be recognized is approximately 1.9 year.

The following table summarizes the statement of operations effect of stock-based compensation for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Share-based compensation expense by type:
Stock options	$1,633	$2,399
Restricted stock units	1,299	603
Total cost related to share-based compensation expense	$2,932	$3,002
Share-based compensation expense by financial statement line item:
Cost of revenue	$358	$476
Research and development	474	611
Selling and marketing	440	548
General and administrative	1,660	1,367
Total cost related to share-based compensation expense	$2,932	$3,002

The tax benefit related to stock compensation expense on net deferred tax assets at December 31, 2025 and 2024 was $1,096 and $812, respectively.

15. Income Taxes

The Income (loss) before income taxes consisted of the following for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Domestic	$4,865	$1,343
Foreign	506	546

Total	$5,371	$1,889

The income tax benefit/(provision) consisted of the following for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Current income taxes:
Federal	$-	$-
State and local	(152)	(169)
Foreign	(148)	(43)
Total current	(300)	(212)

Deferred income taxes:
Federal	-	-
State and local	-	-
Total deferred	-	-

Total income tax benefit/(provision)	$(300)	$(212)

The income tax provision attributable to income before income tax benefit for the years ended December 31, 2025 and 2024 differed from the amounts computed by applying the U.S. federal statutory tax rate of 21%, as a result of the following (in thousands):

	Year Ended December 31,
	2025		2024
	Amount	Percent	Amount	Percent
US federal statutory rate	1,128	21.0%	397	21.0%
State & local income taxes, net of federal effect (1)	63	1.2%	135	7.1%
Foreign tax effects	24	0.4%	36	1.9%
Effects of cross-border tax laws	-	0.0%	-	0.0%
Effect of changes in tax laws or rates	-	0.0%	-	0.0%
Tax credits	-	0.0%	-	0.0%
Change in valuation allowances	1,655	30.8%	246	13.0%
Nontaxable or nondeductible items
Goodwill impairment	-	0.0%	-	0.0%
Stock-based compensation	(2,676)	(49.8)%	(595)	(31.5)%
Other	106	2.0%	(7)	(0.4)%
Changes in unrecognized tax benefits	-	0.0%	-	0.0%
Other, net	-	0.0%		0.0%
Total tax expense	300	5.6%	212	11.2%

(1)

During the year ended December 31, 2025, state taxes in Missouri and Texas made up a majority (greater than 50%) of the effect of state and local income taxes. Compared to the year ended December 31, 2024, where state taxes in Kansas, Florida, Missouri, New Jersey, and Texas made up a majority (greater than 50%) of the effect of state and local income taxes.

As of December 31, 2025 and 2024, significant components of net deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2025	2024
Deferred income tax assets:
Accrued expenses	$525	$290
Deferred revenue	556	661
Net operating loss carry-forwards	8,485	5,729
Stock-based compensation	1,096	812
Other	-	14
Total deferred tax assets	10,662	7,506
Valuation allowances	(7,687)	(5,417)
Net deferred tax assets	2,975	2,089

Deferred tax liabilities:
Property and equipment	(7)	(15)
Prepaid expenses and other	(1,235)	(1,028)
Intangible assets	(1,733)	(1,046)
Total deferred tax liabilities	(2,975)	(2,089)

Net deferred tax assets (liabilities)	$-	$-

As of December 31, 2025, we had NOL and research credit carry-forwards for U.S. federal income tax reporting purposes of approximately $27,770 and $0, respectively. $8,939 of the NOLs will begin to expire in 2034 through 2037, and the remaining $18,831 of the NOLs will not expire. A valuation allowance of $7,687 and $5,417 was recorded against our gross deferred tax asset balance as of December 31, 2025 and 2024, respectively.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more-likely-than-not that such assets will not be realized. In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods by jurisdiction, unitary versus stand-alone state tax filings, our experience with loss carryforwards expiring unutilized, and all tax planning alternatives that may be available. As of December 31, 2025, management reviewed the weight of all the positive and negative evidence available. Management reviewed positive evidence such as three years of cumulative pretax income in the U.S. federal tax jurisdiction, and projections of future pretax income and the duration of statutory carry-forward periods and negative evidence such as the impact of future acquisitions on our cumulative pretax net income in the U.S. federal tax jurisdiction. As of December 31, 2025 the Company has a cumulative pretax income for the three-year lookback, excluding the gain on the sale of property and equipment, which is considered significant objectively verifiable negative evidence. Management also evaluated projections of future pretax income and the duration of statutory carry-forward periods to determine if the NOL carryforwards could be utilized in whole or in part before they expire unutilized. In our forecast and projections of future income, we also consider the impact of probable future acquisitions, and the impact additional intangible asset amortization expenses will have on our future pretax income.  Forecasts and projections of future income are inherently subjective and therefore generally are given less weight, based on the extent to which the assumptions can be objectively verified based on historical experience. Although historical trends utilized in our projections are objectively verifiable, we assigned less weight to this positive evidence given the subjective nature of assumptions in projections and the unknown impact of the additional intangible asset amortization expense will have in future periods from the acquisition closed subsequent to the year ended December 31, 2025, see Note 21.  Management reviewed negative evidence related to experience of credits and loss carryforwards expiring unutilized, and determined that although negative evidence exists, it was not significant evidence, as the current loss carryforwards do not begin to expire until 2034 and therefore risk is minimal. After reviewing the weight of the positive and negative evidence, management determined that the positive evidence was not sufficient enough to overcome the negative evidence of potentially returning to a cumulative pretax loss position for the three-year lookback in future periods as a result of additional intangible asset amortization expense from the business combination completed subsequent to year ended December 31, 2025. Therefore, management determined that it is more likely than not that deferred tax assets of $7,687 are realizable. Therefore, a valuation allowance of $7,687 was recorded against our gross deferred tax asset balance as of December 31, 2025.

We also have state NOL and research and development credit carryforwards of approximately $39,513 and $0, which expire on specified dates as set forth in the rules of the various states to which the carryforwards relate. The company has recorded a valuation allowance of $0 and $19 against the research and development credit carryforwards as of December 31, 2025 and 2024, respectively.

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

The aggregate changes in the balance of unrecognized tax benefits during the years ended December 31, 2025 and 2024 were as follows (in thousands):

Balance as of January 1, 2024	$-
Reductions due to lapsed statute of limitations	-
Balance as of December 31, 2024	-
Reductions due to lapsed statute of limitations	-
Balance as of December 31, 2025	$-

Estimated interest and penalties related to the underpayment or late payment of income taxes are classified as a component of income tax provision in the consolidated statements of operations. There were no accrued interest and penalties as of December 31, 2025 and 2024, respectively.

Our U.S. federal income tax returns for fiscal 2022 through 2025 are open tax years. We also file in various states, with few exceptions, we are no longer subject to state income tax examinations by tax authorities for years prior to fiscal 2019.

The Company paid income taxes for the years ended December 31, 2025 and 2026 as follows (in thousands):

	Year Ended December 31,
	2025	2024
Income taxes paid:
Federal	$-	$-
State	314	300
Foreign	47	-
Total	$361	$300

The Company paid income taxes (net of refunds) exceeding five percent of total income tax paid (net of refunds) in the following jurisdictions during the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
U.S. Federal	$-	$-

States:
Kansas	70	134
Texas	23	19
California	-	16
Florida	30	-
Missouri	30	-
New Jersey	48	-
Other	113	129

Foreign	-	-
Other	47	-
	$361	$298

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

We leased office space in Tempe, Arizona under a non-cancelable operating lease agreement that expired in 2025. On August 9, 2023, in connection with the sale of our corporate office building and land, we entered into a lease agreement to leaseback the property. The operating lease agreement has an initial term of eighteen full calendar months, with an option to terminate the lease on the last day of the twelfth full calendar month with a sixty-day notice. The operating lease agreement includes fixed fees for property tax, insurance, and common area maintenance (CAM). We account for the lease components and non-lease components such as fixed fee property tax and insurance charges as a single lease component. The CAM charges are considered a separate non-lease component of the lease agreement and are excluded from the measurement of the lease liability. We utilized our incremental borrowing rate of 6.58% to determine the present value of lease payments to determine our lease liability. Rental expense for the year ended December 31, 2025 and 2024 was approximately $14 and $290, respectively. The Company terminated the lease agreement as of January 31, 2025.

We currently are in a non-cancelable commercial sublease operating agreement to sublease office space in Tempe Arizona, which is the headquarters for the Company. This sublease commenced on October 1, 2024, and will continue for thirty-seven (37) months through October 31, 2027. The base monthly rent is as follows: October 1, 2024 – September 30, 2025, $28; October 1, 2025 – September 30, 2026, $29, and October 1, 2026 – October 31, 2027, $30. The Company is entitled to three months of rent abatement, which will be January 2025, January 2026, and January 2027. If Operating Costs exceed $20 in a calendar year, then the Company shall be responsible for fifty (50%) percent of the amount exceeding $20. Rental expense for the year ended December 31, 2025 and 2024 was approximately $324 and $80, respectively

We leased office space in Reston, Virginia under a non-cancelable operating lease agreement that expired in October 2024. The operating lease contained customary escalation clauses. Rental expense for the years ended December 31, 2025 and 2024 was approximately $0 and $48, respectively.

We currently lease office space in San Diego, California under a non-cancelable operating lease agreement that expires in 2026. Rental expense for the years ended December 31, 2025 and 2024 was approximately $88 and $87, respectively.

We currently lease office space in Overland Park, Kansas under a non-cancelable operating lease agreement that expires in 2027. The operating lease contains customary escalation clauses. Rental expense for the years ended December 31, 2025 and 2024 was approximately $174 and $170, respectively.

We currently lease other assets under multiple operating leases. The leases expire on various dates through 2027 and the interest rates range from 3% to 15.74%. The expense is included in cost of product expenses and totaled approximately $68 and $81 for the years ended December 31, 2025 and 2024, respectively.

We currently lease data center colocation space in Grand Rapids, Michigan, Las Vegas, Nevada, Dallas, Texas and Lenexa, Kansas, under non-cancelable operating lease agreements that expire through 2029. Rental expense for the years ended December 31, 2025 and 2024 was approximately $439 and $451, respectively.

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The Company leases equipment and support under finance lease agreements which extends through 2026. The Company also leases three vehicles under financing agreements and two of the vehicle leases ended in 2024. The outstanding balance for finance leases was $2 and $23 as of December 31, 2025 and 2024, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $486 and $486 as of December 31, 2025 and 2024, respectively. Related accumulated depreciation totaled $462 and $403 as of December 31, 2025 and 2024, respectively. The $40 in support contracts were classified as a prepaid expense and are being amortized over the service period of three years. One support contract expired in January 2021 and the other expired in June 2024. Amortization expense is included in general and administrative expenses and totaled $0 and $2 for the years ended December 31, 2025 and 2024, respectively. The interest rates on the finance lease obligations is 15.74% and interest expense was $1 and $2 for the years ended December 31, 2025 and 2024, respectively.

The maturity of operating leases and finance lease liabilities as of December 31, 2025 are as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2026	$580	$2
2027	457	-
2028	62	-
2029	41	-
2030	-	-
Total minimum lease payments	1,140	2
Less: amount representing interest	(93)	-
Present value of minimum lease payments	$1,047	$2

Lease term and discount rate	December 31, 2025
Weighted-average remaining lease term (years)
Operating leases	2.1
Finance leases	0.9
Weighted-average discount rate
Operating leases	7.6%
Finance leases	15.7%

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$700	$1,039
Operating cash flows from finance leases	1	2
Financing cash flows from finance leases	(21)	(75)

Non-cash investing and financing activities:
Additions to ROU assets obtained from:
New operating lease liabilities	$-	$1,236
New finance lease liabilities	-	-

17. Commitments and Contingencies

Annual Employee Bonus Plan Accrual

We utilize incentive bonuses to reward performance achievements, which provides potential annual cash bonus awards to Company employees, including Named Executive Officers (“NEOs”). Under the Bonus Plan, the Compensation Committee of the Board of Directors of the Company (the “Board”) has established a bonus pool of $990, for our NEOs and executive management team for the year ending December 31, 2025. The Board established a bonus pool of $350 for our non-executive employees, for the year ended December 31, 2025. Participants are eligible to receive cash bonus awards based upon achieving annual performance targets established by the Board for the year ended December 31, 2025, relating to annual revenue and adjusted EBITDA performance targets. Awards will be paid on a tiered scale based upon actual performance as a percentage of the performance targets with a floor and cap. Payments for individual performance targets met or exceeded are payable, whether or not all performance targets are met, consistent with the weighted amounts for each performance target within the bonus pools. Bonus awards for NEOs and executive management will be weighted 50% on annual revenue and 50% on Adjusted EBITDA. No bonus will be awarded for any performance target for which actual performance is less than 90% of target. At 90% or greater actual performance relative to the target, 50% of the weighted bonus amount for the performance target is payable. From 90% to 100% actual performance relative to the target, the remaining 50% of the weighted bonus amount is awarded pro rata with the percentage of actual performance exceeding 90% of target (i.e., each 1% excess over 90% of performance target equals 5% of the weighted bonus amount payable). If actual performance reaches 105% for the revenue performance target and 110% of the adjusted EBITDA performance target or greater for any individual performance target, then an additional 10% of the amount apportioned to that performance target will be payable as an additional bonus. Based on our financial performance for the year ended December 31, 2025, 100% of the revenue target was achieved and 110% of the Adjusted EBITDA was achieved. The Company accrued $1,386 for the employee bonus plan, which is included in accrued expenses in the accompanying consolidated balance sheet at December 31, 2025.

Purchase Obligations

In February 2024, the Company entered into a $5.4 million non-cancellable five-year hosting service contract with Oracle, a third-party network service provider. The contract includes minimum quarterly commitments and the requirements to maintain the service level for the entire contract period. Under this agreement, $1.1 million will be due during fiscal 2026, $1.4 million will be due during fiscal 2027, $1.8 million will be due during fiscal 2028, and $456 will be due during fiscal 2029. During the year ended December 31, 2025, the Company has expensed $400 of the purchase obligation and $141 is included in accrued expenses at December 31, 2025.

Legal Proceedings

In the ordinary course of business, the Company may be involved in a variety of claims, lawsuits, investigations, and other proceedings, including patent infringement claims, employment litigation, regulatory compliance matters, and contractual disputes, that can arise in the normal course of the Company's operations. The Company recognizes a provision when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts the amount of the provision to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. As of December 31, 2025, the Company does not have a recorded liability for estimated losses. Legal costs are expensed as incurred.

18. Employee Benefit Plan

We have established a retirement savings plan for eligible employees. The plan allows employees to contribute a portion of their pre-tax compensation in accordance with specified guidelines. For the years ended December 31, 2025 and 2024, we contributed approximately $698 and $538, respectively to the retirement savings plan.

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

Our chief operating decision maker (CODM) is our Chief Executive Officer, Jeffrey G. Korn. The CODM uses segment income/(loss) from operations before income taxes for purposes of allocating resources and evaluating financial performance predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis using the segment income/(loss) before taxes measure when making decisions about allocating capital and personnel to the segments. The CODM does not review assets in evaluating the results of the operating segments, and therefore, such information is not presented. Segment revenue, significant segment expenses, income/(loss) from operations, other income/(expense) and income/(loss) before income tax for the years ended December 31, 2025 and 2024 are as follows (in thousands):

Year Ended December 31, 2025	Cloud	Software
(In thousands)	Telecommunications	Solutions	Total
	Segment	Segment	Consolidated
Service revenue	$33,782	$-	$33,782
Software solutions revenue	-	29,664	29,664
Product revenue	4,721	-	4,721
Consolidated revenue	38,503	29,664	68,167

Less: significant and other segment expenses
Employee expenses	15,525	12,859	28,384
Commissions	5,743	1,390	7,133
Contractor expense	2,016	1,892	3,908
Depreciation and amortization	1,351	1,944	3,295
Other segment items(1)	13,098	7,659	20,757
Total operating expense	37,733	25,744	63,477

Segment income/(loss) from operations	770	3,920	4,690

Less: other segment income/(expense)
Interest income	626	11	637
Interest expense	(19)	-	(19)
Other income/(expense)	9	54	63

Income/(loss) before income tax	$1,386	$3,985	$5,371

Income tax benefit/(provision)	(207)	(93)	(300)

Net income/(loss)			$5,071

——————

(1)	Other segment items primarily includes third-party telecommunication charges, cost of product revenue, software costs, data center costs, and other overhead expenses.

Year Ended December 31, 2024	Cloud	Software
(In thousands)	Telecommunications	Solutions	Total
	Segment	Segment	Consolidated
Service revenue	$31,849	$-	$31,849
Software solutions revenue	-	23,374	23,374
Product revenue	5,615	-	5,615
Consolidated revenue	37,464	23,374	60,838

Less: significant and other segment expenses
Employee expenses	16,173	11,038	27,211
Commissions	5,151	996	6,147
Contractor expense	1,722	1,674	3,396
Depreciation and amortization	1,402	1,929	3,331
Other segment items(1)	12,762	6,167	18,929
Total operating expense	37,210	21,804	59,014

Segment income/(loss) from operations	254	1,570	1,824

Less: other segment income/(expense)
Interest income	191	-	191
Interest expense	(42)	-	(42)
Other income/(expense)	10	(94)	(84)

Income/(loss) before income tax	$413	$1,476	$1,889

Income tax benefit/(provision)			(212)

Net income/(loss)			$1,677

———————

(1)	Other segment items primarily includes third-party telecommunication charges, cost of product revenue, software costs, data center costs, and other overhead expenses.

The Company operates in two geographic areas, the United States and international. Revenue by geography is based on the location of the customer from which the revenue is earned. Revenue by geographic location is as follows (in thousands):

	Year Ended
	2025	2024
United States	$63,866	$57,318
International	4,301	3,520
Total revenue	$68,167	$60,838

20. Quarterly Financial Information (in thousands, unaudited)

	For the three months ended
Consolidated	March 31,	June 30,	September 30,	December 31,
	2025	2025	2025	2025
Service revenue	$8,182	$8,374	$8,607	$8,619
Software solutions revenue	6,868	6,975	7,521	8,300
Product revenue	1,007	1,203	1,369	1,142
Total revenue	16,057	16,552	17,497	18,061
Operating expenses:
Cost of service revenue	3,487	3,556	3,664	3,446
Cost of software solutions revenue	1,490	1,813	1,924	3,048
Cost of product revenue	599	687	888	661
Selling and marketing	4,289	4,371	4,522	4,589
General and administrative	3,519	3,585	3,780	3,839
Research and development	1,523	1,437	1,414	1,346
Total operating expenses	14,907	15,449	16,192	16,929
Income/(loss) from operations	1,150	1,103	1,305	1,132
Total other income/(expense), net	65	177	188	251
Income/(loss) before income tax	1,215	1,280	1,493	1,383
Income tax benefit/(provision)	(44)	(48)	(43)	(165)
Net income/(loss)	$1,171	$1,232	$1,450	$1,218

Basic earnings per common share (1)	$0.04	$0.04	$0.05	$0.04
Diluted earnings per common share (1)	$0.04	$0.04	$0.05	$0.04

	For the three months ended
Consolidated	March 31,	June 30,	September 30,	December 31,
	2024	2024	2024	2024
Service revenue	$7,845	$8,067	$7,953	$7,984
Software solutions revenue	5,146	5,325	5,860	7,043
Product revenue	1,295	1,293	1,814	1,213
Total revenue	14,286	14,685	15,627	16,240
Operating expenses:
Cost of service revenue	3,109	3,246	3,336	3,396
Cost of software solutions revenue	1,392	1,445	1,686	2,270
Cost of product revenue	730	696	1,081	708
Selling and marketing	4,027	3,958	4,221	4,332
General and administrative	3,296	3,432	3,695	3,406
Research and development	1,249	1,328	1,473	1,502
Total operating expenses	13,803	14,105	15,492	15,614
Income/(loss) from operations	483	580	135	626
Total other income/(expense), net	(22)	35	59	(7)
Income/(loss) before income tax	461	615	194	619
Income tax benefit/(provision)	(27)	(27)	(46)	(112)
Net income/(loss)	$434	$588	$148	$507

Basic earnings per common share (1)	$0.02	$0.02	$0.01	$0.02
Diluted earnings per common share (1)	$0.01	$0.02	$0.00	$0.02

———————

(1)

Earnings per common share is computed independently for each of the quarters presented. Therefore, the sums of quarterly earnings per common share amounts do not necessarily equal the total for the twelve-month periods presented.

21. Subsequent Events

Business Combination

Acquisition of Estech Systems, LLC.

On February 27, 2026, the Company entered into an Acquisition Agreement with Estech Systems, LLC, a Texas limited liability company (“ESI”). The Company shall acquire from Seller one hundred percent (100%) of the membership interests of ESI in exchange for (i) a cash payment at closing in the amount of $27.3 million, and (ii) 1,159,638 shares of the Company’s common stock, par value $0.001 per share. The Company Shares shall be issued pursuant to a valid exemption from registration under the Securities Act of 1933, as amended. Shares issued in the transaction shall be fully restricted for a period of 6 months from the date of issuance and subject to lock-up thereafter. Pursuant to the lock-up agreement, after 6 months, 50% of the shares will be permitted to be sold, with an additional 50% permitted to be sold after 12 months. On March 1, 2026, the Company closed the transaction, and the Company issued the seller cash consideration of $27.3 million, and 1,159,638 shares of the Company’s common stock, par value $0.001 per share valued at $6.64 per share, for an aggregate purchase price of approximately $35.0 million.

Because the acquisition occurred subsequent to December 31, 2025, no results of operations of ESI are included in our consolidated statements of operations for the year ended December 31, 2025. The Company incurred $51 and $0 of acquisition related costs for the years ended December 31, 2025 and 2024, respectively, which are reflected in general and administrative costs in the consolidated statement of operations. The acquisition qualifies as a significant business combination and will be accounted for using the acquisition method of accounting.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2025 our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provided reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Name	Age	Position
Jeffrey G. Korn	68	Chairman
Steven G. Mihaylo	82	Chairman Emeritus
Anil Puri	77	Director
Chris McKee	57	Director
David Williams	71	Director
Todd A. Goergen	53	Director
Kevin Jackson	62	Director
L. Jasmine Kim	61	Director

Set forth below is a brief description of the business experience for at least the previous five years of our directors:

Jeffrey G. Korn

Mr. Korn is a highly accomplished professional with over 14 years of experience in the telecommunications industry and over twenty-five years of being a corporate executive. Mr. Korn holds the distinction of being Crexendo’s longest-standing employee. Throughout his tenure, Korn has played a pivotal role in Crexendo's transformation into a leading provider in the telecommunications sector.

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

In addition to his contributions at Crexendo and Prosoft Training, Mr. Korn has demonstrated his commitment to corporate governance by serving on the boards of several other public companies. He continues to hold positions on private and charitable boards, leveraging his expertise and insights to contribute to the success of these organizations. Mr. Korn is a Class I director and his term will expire at our 2027 annual meeting of stockholders.

Steven G. Mihaylo

Mr. Mihaylo was appointed our Chief Executive Officer in 2008 and Chairman of the Board in November 2010. In January 2025, Mr. Mihaylo stepped down as Chairman of the Board and was selected to be Chairman Emeritus. Mr. Mihaylo is the former Chairman and Chief Executive Officer of Inter-Tel, Incorporated (“Inter-Tel”), which he founded in 1969. Mr. Mihaylo led the Inter-Tel revolution from providing business telephone systems to offering complete managed services and software that help businesses facilitate communication and increase customer service and productivity. Before selling Inter-Tel for nearly $750 million in 2007, he grew the business to nearly $500 million in annual revenue. Mr. Mihaylo led the development of Inter-Tel from providing business telephone systems to offering complete managed services and software that helped businesses facilitate communication and increase customer service and productivity.

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

The Company believes that Mr. Mihaylo is a valuable member of the Board because he has more than 40 years of experience in the industry and a proven record of serving as an effective leader. Mr. Mihaylo is a Class I director and is nominated for a term which would expire at our 2027 annual meeting of stockholders.

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

The Company believes that Mr. Williams is a valuable member of the Board due to his knowledge and experience in asset management, finance and corporate governance.  Mr. Williams is a Class I director and is nominated for a term which would expire at our 2027 annual meeting of stockholders.

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

The Company believes that Mr. Goergen is a valuable member of the Board due to his knowledge and experience in investing, capital allocation and corporate governance, as well as his experience providing strategic advice to companies. Mr. Goergen is a Class I director and is nominated for a term which would expire at our 2027 annual meeting of stockholders.

Jeffrey P. Bash

Mr. Bash has served as a member of our Board since August 2013. Mr. Bash has been a long time investor in Crexendo and has extensive investing and corporate finance experience. From 2008 to the present, Mr. Bash has also worked as a consultant to the private equity firm, FinTekk AP, LLC of Newport Beach, CA, providing strategic planning, corporate finance, structure, analysis, research and report writing services, including advisory services, as needed, to small private companies. Since 1996, Mr. Bash has been a private investor and advocate for stockholder interests with both managements and boards. Prior to 1996, Mr. Bash was a Corporate Vice President & Actuary for New York Life Insurance Company, becoming a Fellow of the Society of Actuaries (FSA) from 1970 until his retirement in 1995. He has also been a Vice President of private, family-owned Richmont Corporation of Dallas, TX, providing corporate finance services. Mr. Bash received his Bachelor of Arts degree in mathematics from Oberlin College. Mr. Bash was a Class II director, and his term ended when he passed away on September 22, 2025.

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

Kevin Jackson

Mr. Jackson has been a director of the company since June 2024. Mr. Jackson earned his Bachelor of Science degree in Electrical Engineer from Southern Methodist University. He has additional degrees in Computer Science and Math. Mr. Jackson designed super computers and other high-tech products while employed as an electrical design engineer for Texas Instruments and other companies. While at TI, Mr. Jackson worked on design teams for super computers that targeted the Geophysical industry, as well as NASA. Mr. Jackson changed careers to engineering sales, where he became a top performer for multiple companies, including the family of Teledyne companies. In 2000, Mr. Jackson transitioned to consulting. He joined Hitachi Corporation, where he was responsible for the Midwest region. He next joined the global IT firm of Computer Sciences Corporation. Mr. Jackson represented CSC’s domestic Oracle sales team, where he was awarded Oracle’s coveted Partner of the Year award. Mr. Jackson finished his tech career at The Hackett Group. During his tenure he represented 61 of America’s Fortune 100 companies and his average client’s market cap was $23 billion, his largest client with $230 billion in market cap.

The Company believes that Mr. Jackson is a valuable member of the Board due to his knowledge and experience in engineering and sales. Mr. Jackson is a Class II director, and his term will expire at our 2027 annual meeting of stockholders.

L. Jasmine Kim

Ms. Kim has been a director of the company since June 2024. Ms. Kim is a growth marketing/sales and management executive with deep expertise in all facets of marketing and customer engagement. Her career has spanned high-growth leadership roles in both Fortune 500 companies as well as start-ups that drive growth in new products and services. Ms. Kim has extensive expertise in transformational high-growth companies defining and developing digital, channel & brand transformation, go-to-market strategies, and culture and processes. As Sutter Health’s Chief Marketing Officer, she led the launch of Sutter Health’s 20 Urgent Care clinic rollout, a new Primary Care model Tera Practice, and a new patient engagement and CRM strategy. Ms. Kim has served on numerous private and charitable boards. Ms. Kim earned her Bachelor of Arts degree in Art History and Economics from Wellesley College and an master’s in business administration from the University of California, Los Angeles.

The Company believes that Ms. Kim is a valuable member of the Board due to her knowledge and experience in marketing and customer engagement. Ms. Kim is a Class II director, and her term will expire at our 2027 annual meeting of stockholders.

Chris McKee

Mr. McKee is an accomplished executive with more than 30 years of experience in the telecommunications and technology industries, with particular expertise in mergers and acquisitions, corporate governance, and operational transformation. He currently is a consultant advising corporate, private equity, and hedge fund clients on due diligence, capital raising, strategy, and operations. His recent work has included serving as Operating Partner for Grain Management LLC overseeing Spectrotel, and he is currently a Board Member for US Signal and Cool Technologies, Inc. From 2021 to 2023, Mr. McKee was President of Exa Infrastructure, a London-based telecommunications company formed as a $2.1 billion carve-out from GTT and acquired by I Squared Capital. In that role, he partnered closely with the private equity owners to lead operational excellence initiatives and evaluate strategic acquisitions. Prior to Exa, Mr. McKee was General Counsel and Executive Vice President of Corporate Development at GTT Communications, Inc. (NYSE: GTT). Over his tenure from 2008 to 2021, GTT expanded from $62 million to $1.7 billion in revenue, completing 42 acquisitions. Mr. McKee led legal, regulatory, compliance, and corporate governance functions, while directing corporate development and human resources. Earlier in his career, Mr. McKee held senior legal roles at StarVox Communications, Covad Communications, XO Communications, and Net2000 Communications, where he guided major financings and restructurings. Mr. McKee earned his Juris Doctor degree from Syracuse University College of Law and his Bachelor's degree from Colby College.

The Company believes that Mr. McKee would be a valuable member of the Board due to his deep knowledge of telecommunications, mergers and acquisitions, and public company governance, as well as his extensive experience leading large-scale corporate transformations. Mr. McKee is nominated as a Class I director and his term would expire at our 2027 annual meeting of stockholders.

EXECUTIVE OFFICERS

The name, age, position and a brief account of the business experience of each of our executive officers as of December 31, 2025 are set forth below:

Name	Age	Position
Jeffrey G. Korn	68	Chief Executive Officer
Doug Gaylor	60	Chief Operating Officer and President
Ron Vincent	50	Chief Financial Officer
Jon Brinton	61	Chief Revenue Officer
Anand Buch	54	Chief Strategy Officer and Director
David Wang	65	Chief Technology Officer

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

Anand Buch

Mr. Buch was a founder of NetSapiens and served as the Chief Executive Officer of NetSapiens since 2006. In his 15 years of serving as NetSapiens’ Chief Executive Officer, Mr. Buch leverages his multi-disciplinary experience in business and technology to guide the conception, realization, and delivery of new solutions to the marketplace. Prior to that he served as Chief Operating Officer at NetSapiens from 2002 to 2006. Before founding NetSapiens Mr. Buch held various engineering and leadership roles at Nuera Communications and its original parent company PCSI, both pioneering companies in the areas of voice and data network convergence and VoIP. Mr. Buch holds a MBA degree from San Diego State University, and an Electrical Engineering degree from the University of Illinois, Urbana Champaign. Mr Buch, served as a member of our Board from June 1, 2021 until August 1, 2025.

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

CORPORATE GOVERNANCE

Board Meetings

During the year ended December 31, 2025, our Board met four times. Each director attended at least 75% of the aggregate of the total number of meetings of our Board and the total number of all meetings held by committees on which he served during the year ended December 31, 2025. All of our directors are invited, but not required, to attend the Annual Meeting. Our Chairman of the Board, Mr. Korn attended the 2025 Annual Meeting.

Information about Committees of our Board of Directors

Our Board of Directors has established three committees, the Audit Committee, comprised of Messrs. Williams (chairman), Goergen and Dr. Puri, the Compensation Committee comprised of Messrs. Goergen (chairman), Bash (until his passing on September 22, 2025), and Chris McKee, and the Nominating Committee, comprised of Messrs. Bash (chairman, until his passing on September 22, 2025), Goergen, and Williams. Upon Mr. Bash’s passing, Chris McKee was appointed as chairman. Our Board of Directors has determined that each of these persons is “independent” under the rules of the Nasdaq Capital Market and applicable regulatory requirements and as such, a majority of the directors on our Board are independent directors in accordance with these rules.

Audit Committee

Mr. Williams serves as Chairman of our Audit Committee. Our Audit Committee held four meetings during the year ended December 31, 2025 and operates under a charter adopted by our Board on December 3, 2003. The charter is available on our website at www.crexendo.com. Our Audit Committee is responsible for reviewing and discussing our audited financial statements with management, discussing information with our auditors relating to the auditors’ judgments about the quality of our accounting policies and procedures, recommending to our Board that the audited financials be included in our Annual Report on Form 10-K and overseeing compliance with the Securities and Exchange Commission requirements for disclosure of auditors' services and activities.

Our Board of Directors has determined that David Williams, Chairman of our Audit Committee, is an audit committee financial expert as defined in Item 407(d) of Regulation S-K under the Securities Exchange Act of 1934, as amended. No Audit Committee member serves on more than three publicly-traded companies.

Compensation Committee

Mr. Goergen serves as Chairman of our Compensation Committee. The Compensation Committee held one meeting during the year ended December 31, 2025 and evaluates the performance of executives, pursuant to the Compensation Committee Charter, a copy of which is posted on our website at www.crexendo.com. The Compensation Committee has decision-making authority with respect to the compensation of our named executive officers, including our Chief Executive Officer. The Committee also administers our long-term incentive plans and has decision-making authority with respect to stock option grants to employees.

In carrying out its responsibilities, the Compensation Committee may engage outside consultants as it determines to be appropriate.

Nominating Committee

Mr. Bash served as the Chairman of our Nominating Committee. Upon Mr. Bash’s passing, Chris McKee was appointed as the temporary Chairman of our Nominating Committee. The Nominating Committee held no meetings during the year ended December 31, 2025 and reviews and suggests candidates for election or appointment to our Board, and operates pursuant to our Nominating Committee Charter, a current copy of which is posted on our website at www.crexendo.com. Our Nominating Committee may attempt to recruit persons who possess the appropriate skills and characteristics required of members of our Board. Our Nominating Committee may use any reasonable means for recruitment of potential members including their own expertise or the use of one or more third-party search firms to assist with this purpose.

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

Leadership Structure

Mr. Korn serves as the Chairman of the Board. Mr. Korn has served as our Chief Executive Officer since March 2024. Mr. Korn’s experience in leadership positions throughout our company during his tenure, as well as his role in developing and executing the strategic plan, is critical to our future results. Mr. Korn is able to utilize his in-depth knowledge and perspective gained in running our company to effectively and efficiently guide the full Board by recommending Board and committee meeting agendas, leading Board discussions on critical issues and creating a vital link among the Board, management and stockholders. Our Board believes this structure serves our stockholders by ensuring the development and implementation of our company’s strategies.

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

Director Compensation

The annual pay package for non-employee directors is designed to attract and retain highly qualified professionals to represent our stockholders. We also reimburse our directors for travel, lodging and related expenses they incur on company-related business, including Board and committee meetings. In setting director compensation, we consider the amount of time that directors spend in fulfilling their duties to the Company as well as the skill level required by our directors. Directors who are also employees receive no additional compensation for serving on our Board. For the year ended December 31, 2025, non-employee director compensation consisted of the following.

Cash Compensation. For the year ended December 31, 2025, our non-employee directors received quarterly cash compensation of $4,000 per quarter.

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

The following table summarizes the compensation earned by and paid to our non-employee directors for the year ended December 31, 2025:

Director	Fees Earned or Paid in Cash	Option Awards (1)		All Other Compensation		Total
Steve Mihaylo	$-	$36	(2)	$168	(8)	$204
Todd A. Goergen	$16	$36	(3)	$-		$52
Jeffrey P. Bash	$16	$9	(4)	$-		$25
David Williams	$16	$36	(5)	$-		$52
Anil Puri	$16	$36	(6)	$-		$52
Kevin Jackson	$16	$36	(7)	$-		$52
L. Jasmine Kim	$16	$36	(7)	$-		$52
Chris McKee	$-	$-		$-		$-

(1)

The amounts shown in the “Option Awards” column represent the aggregate grant date fair value of the options granted to the directors, computed in accordance with accounting guidance. Estimates of forfeitures related to service-based vesting conditions have been disregarded. The assumptions used in the calculation of these amounts are included in the notes to our consolidated financial statements for the year ended December 31, 2025, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2026.

(2)	As of December 31, 2025, Mr. Mihaylo held unexercised options to purchase an aggregate of 226,234 shares of our common stock
(3)	As of December 31, 2025, Mr. Goergen held unexercised options to purchase an aggregate of 116,500 shares of our common stock
(4)	As of December 31, 2025, Mr. Bash held unexercised options to purchase an aggregate of 114,691 shares of our common stock
(5)	As of December 31, 2025, Mr. Williams held unexercised options to purchase an aggregate of 129,000 shares of our common stock
(6)	As of December 31, 2025, Mr. Puri held unexercised options to purchase an aggregate of 111,500 shares of our common stock
(7)	As of December 31, 2025, each of Jackson and Kim held unexercised options to purchase an aggregate of 25,000 shares of our common stock.
(8)	As of December 31, 2025, Mr. Mihaylo held a consulting agreement with the Company. In exchange for his consulting services, Mr. Mihaylo is to receive monthly consideration of $14 or $168 annually.

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

Base Pay. Base salaries of the NEOs are set at levels that the Compensation Committee believes are generally competitive with our market peers so as to attract, reward, and retain executive talent. The Compensation Committee may opt to pay higher or lower amounts depending on individual circumstances. The Compensation Committee sets the base pay of the Chief Executive Officer and the other NEOs. Annual adjustments are influenced by growth of our operations, revenues and profitability, individual performance, changes in responsibility, and other factors. The table below summarizes base pay for our NEOs as of December 31, 2025:

Name	Base Pay	Position
Jeff Korn	$400	Chief Executive Officer and Chairman of the Board
Doug Gaylor	$350	Chief Operating Officer and President
Ron Vincent	$350	Chief Financial Officer
Jon Brinton	$300	Chief Revenue Officer
Anand Buch	$275	Chief Strategy Officer and Director
David Wang	$275	Chief Technology Officer

Non-equity Incentive Bonus Plan.  We have utilized incentive bonuses to reward performance achievements and have in place annual target incentive bonuses for certain of our executive officers, payable either in whole or in part, depending on the extent to which the financial performance goals set by the Compensation Committee are achieved. During fiscal 2025, the target bonus amount was $111 for Messrs. Korn, Gaylor, Vincent; $95 for Mr. Brinton; and $87 for Messrs. Buch and Wang.

Under our 2025 Employee Bonus Plan, incentive bonuses for all of the participants, including the participating NEOs, were determinable based upon two measures of corporate financial performance. The two performance target are; (a) the revenue for the year ended December 31, 2025 must exceed the budgeted revenue approved by the Board; and (b) Adjusted EBITDA must exceed the budgeted Adjusted EBITDA approved by the board. Each performance target was equal to 50% of the annual incentive bonuses. The Compensation Committee selected these performance goals because it believed that these measures aligned with the 2025 priorities for our business and reflected value generated for our stockholders, and therefore relying on these goals for the determination of the bonuses tied payment of bonuses to creation of stockholder value.

For the revenue and adjusted EBITDA financial performance components, the Compensation Committee established a target in which the participating executive could earn between zero and 110% ratably. The revenue and adjusted EBITDA performance targets were as follows:

Performance Measures	Target
($ in thousands, excluding Stock Price)
Revenue	$67,000
Adjusted EBITDA	$7,780

The table below illustrates the minimum, target, and maximum bonus amounts potentially payable to our named executive officers under the 2025 Employee Bonus Plan for the revenue and adjusted EBITDA financial performance components:

Name	Minimum	Target	Maximum
Jeff Korn	$-	$111	$122
Doug Gaylor	$-	$111	$122
Ron Vincent	$-	$111	$122
Jon Brinton	$-	$95	$104
Anand Buch	$-	$87	$96
David Wang	$-	$87	$96

At the time that the 2025 Employee Bonus Plan was developed, the Compensation Committee believed that these targets presented achievable goals, but were not necessarily certain, and achievement depended upon successful execution of our business plan. Bonuses are reviewed and approved by the Compensation Committee, which determined the performance and operational criteria necessary for award of such bonuses. The actual bonus amount earned by each participating executive was determined by the Compensation Committee based upon attainment of the performance criteria after our 2025 financial results were reviewed and approved by the Audit Committee of the Board. Applying the formula described herein to our 2025 financial performance, the Compensation Committee determined that for the year ended December 31, 2025, the Company achieved both measures: (a) 100% of the revenue performance target, and (b) 110% of the adjusted EBITDA performance target. Accordingly, the Compensation Committee authorized and approved a payment of $1,386 of annual bonuses to the 2025 Employee Bonus Plan participants, including our NEOs. Messrs. Korn, Gaylor, Vincent each in the amount of $116; Mr. Brinton in the amount of $99; and Messrs. Buch and Wang each receiving $91, which represents approximately 29%, 33%, 33%, 33%, 33%, and 33%, respectively, of their annual base salary in 2025.

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

Discretionary Bonuses. We have utilized discretionary bonuses to reward performance achievements for certain of our executive officers. Discretionary bonuses are approved by the Compensation Committee. During fiscal 2025, there were no discretionary bonuses.

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

The Compensation Committee reviews and considers executive compensation under Section 162(m) of the Internal Revenue Code. In certain situations, the Compensation Committee may approve compensation that will not be deductible under the requirements of Code Section 162(m) in order to ensure competitive levels of total compensation for our executive officers. For the years ended December 31, 2025 and 2024, the compensation paid to the NEOs did not exceed the limitations imposed by Code Section 162(m).

Summary Compensation Table

The table below summarizes the total compensation paid or earned by each of our NEOs for the year ended December 31, 2025 (marked as “2025” in the year column), and for the year ended December 31, 2024 (marked as “2024” in the year column):

Name and Principal Position	Year	Salary	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Plan (2)	All Other Compensation	Total Compensation
Jeff Korn (3)	2025	$400	$475	$-	$116	$23	$1,014
Chief Executive Officer	2024	$325	$322	$-	$95	$19	$761

Doug Gaylor (4)	2025	$350	$475	$-	$116	$28	$969
Chief Operating Officer & President	2024	$325	$268	$-	$95	$26	$714

Ron Vincent (5)	2025	$350	$475	$-	$116	$28	$969
Chief Financial Officer	2024	$325	$268	$-	$95	$26	$714

Jon Brinton (6)	2025	$300	$202	$-	$99	$13	$614
Chief Revenue Officer	2024	$280	$188	$-	$95	$13	$576

Anand Buch (7)	2025	$275	$144	$-	$91	$11	$521
Chief Strategy Officer	2024	$275	$268	$-	$95	$11	$649

David Wang (8)	2025	$275	$144	$-	$91	$13	$523
Chief Technology Officer	2024	$275	$188	$-	$95	$13	$571

(1)

The amounts shown in the “Stock Awards” and “Option Awards” columns represent the aggregate grant date fair value of the options and restricted stock units granted to the NEOs, computed in accordance with accounting guidance. Estimates of forfeitures related to service-based vesting conditions have been disregarded. The assumptions used in the calculation of these amounts are included in notes to our consolidated financial statements for the year ended December 31, 2025, included herein.

(2)	The amounts shown in the “Non-equity Incentive Plan” column represent the non-equity incentive bonuses earned under the 2025 and 2024 Employee Bonus Plans.
(3)

All other compensation for Mr. Korn consists of matching contributions to the 401(k) Plan, automobile allowance, gym membership, and other miscellaneous benefits. None of the other compensation exceeded $10, except for matching contributions to the 401(k) Plan, which was $16.

(4)

All other compensation for Mr. Gaylor consists of matching contributions to the 401(k) Plan, automobile allowance, gym membership, and other miscellaneous benefits. None of the other compensation exceeded $10, except for matching contributions to the 401(k) Plan, which was $14.

(5)

All other compensation for Mr. Vincent consists primarily of matching contributions to the 401(k) Plan, automobile allowance, gym memberships, and other miscellaneous benefits. None of the other compensation exceeded $10, except for matching contributions to the 401(k) Plan, which was $15.

(6)

All other compensation for Mr. Brinton consists primarily of matching contributions to the 401(k) Plan, gym membership, and other miscellaneous benefits. None of the other compensation exceeded $10, except for matching contributions to the 401(k) Plan, which was $10.

(7)	All other compensation for Mr. Buch consists of matching contributions to the 401(k) Plan, which was $11.
(8)	All other compensation for Mr. Wang consists of matching contributions to the 401(k) Plan, which was $13.

Outstanding Equity Awards as of December 31, 2025

The table below provides information on the holdings of stock options and stock awards by the NEOs as of December 31, 2025.

Name	Number of Securities of Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (in thousands)
Jeff Korn	75,000	-	$6.26	10/21/27	-	$-
	50,000	-	$6.63	03/09/28	-	$-
	40,000	-	$5.78	11/09/31	-	$-
	25,000	-	$2.72	10/24/32	-	$-
	-	-	$-		25,000	$162	(1)
	-	-	$-		45,000	$291	(2)
	-	-	$-		7,223	$47	(3)
	-	-	$-		9,167	$59	(4)
Doug Gaylor	12,000	-	$2.25	02/12/26	-	$-
	75,000	-	$6.26	10/21/27	-	$-
	50,000	-	$6.63	03/09/28	-	$-
	40,000	-	$5.78	11/09/31	-	$-
	25,000	-	$2.72	10/24/32	-	$-
	-	-	$-		20,834	$135	(1)
	-	-	$-		45,000	$291	(2)
	-	-	$-		7,223	$47	(3)
	-	-	$-		9,167	$59	(4)
Ron Vincent	75,000	-	$6.26	10/21/27	-	$-
	50,000	-	$6.63	03/09/28	-	$-
	40,000	-	$5.78	11/09/31	-	$-
	2,090	-	$2.72	10/24/32	-	$-
	-	-	$-		20,834	$135	(1)
	-	-	$-		45,000	$291	(2)
	-	-	$-		7,223	$47	(3)
	-	-	$-		9,167	$59	(4)
Jon Brinton	100,000	-	$6.32	11/16/27	-	$-
	20,000	-	$6.63	03/09/28	-	$-
	30,000	-	$5.78	11/09/31	-	$-
	25,000	-	$2.72	10/24/32	-	$-
	-	-	$-		14,584	$94	(1)
					26,250	$170	(2)
Anand Buch	1,730	-	$0.91	03/11/26	-	$-
	25,000	-	$2.72	10/24/32	-	$-
	-	-	$-		20,834	$135	(1)
	-	-	$-		18,751	$121	(2)
David Wang	25,000	-	$2.72	10/24/32	-	$-
	-	-	$-		14,584	$94	(1)
	-	-	$-		18,751	$121	(2)

(1)	Remaining restricted stock units vest ratably on a quarterly basis through March 5, 2027.
(2)	Remaining restricted stock units vest ratably on a quarterly basis through March 4, 2028.
(3)	Remaining restricted stock units vest ratably on a monthly basis through February 25, 2028.
(4)	Remaining restricted stock units vest ratably on a monthly basis through September 25, 2028.

Option Exercises and Stock Vested

The following table presents information about the exercise of stock options and vesting of stock awards by NEOs during the year ended December 31, 2025.

	Option Awards		Stock Awards

Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)
Jeff Korn	-	$-	38,610	$245
Doug Gaylor	38,000	$155	35,276	$224
Ron Vincent	57,910	$211	35,276	$224
Jon Brinton	-	$-	20,416	$130
Anand Buch	786,582	$3,291	22,915	$147
David Wang	622,086	$2,620	17,915	$115

Equity Compensation Plan Information

The following table presents information about our common stock that was issuable upon the exercise of options, warrants and rights under existing equity compensation plans as of December 31, 2025.

Plan Category	Number of Securities To Be Issued Upon Exercise Of Outstanding Options	Weighted-average Exercise Price Of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved By Securities Holders	4,119,511	$3.43	1,586,417
Equity Compensation Plans Not Approved By Securities Holders	-	-	-
Total	4,119,511	$3.43	1,586,417

CEO Pay Ratio

Pursuant to Item 402(u) of Regulation S-K and Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Company is required to provide the ratio of the annual total compensation of Mr. Korn, who served as the Company’s Chief Executive Officer in 2025, to the annual total compensation of the median employee of the Company for 2025.

To identify and to determine the annual total compensation of the median employee in 2025, we used the following methodology:

•	As of December 31, 2025, we employed 176 employees, which excludes non-United States employee.

•	We collected payroll data of all active full-time and part-time employees as of December 31, 2025 which is also the date the Company selected for identifying its median employee.

•

We used total cash compensation and the fair value of equity awards granted in 2025 as of December 31, 2025, which includes base pay, bonus, commissions, stock options, and RSUs, which we believe reasonably reflects the annual compensation of our employees and consistently applies to all our employees.

•	We annualized total cash compensation for full-time and part-time employees who were hired in 2025.

•

Using this methodology, we determined that the median employee was a non-exempt, full-time employee located in the U.S. with an annual total compensation of $90 for 2025, calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, which is the same manner in which Mr. Korn’s annual total compensation was calculated in the Summary Compensation Table.

As reported in the Summary Compensation Table, Mr. Korn’s annual total compensation for 2025 was $1,014. Based on this information, for 2025, the ratio of the compensation of Mr. Korn to the median annual total compensation of all other employees (other than Mr. Korn) was estimated to be 10:1.

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

PEO and non-PEO NEOs Compensation and Company Performance Disclosures

Year	Summary Compensation Table Total for PEO (1)	Compensation Actually Paid to PEO (1)	Average Summary Compensation Table Total for Other NEOs (2)	Average Compensation Actually Paid to Other NEOs (2)	Value of Fixed $100 Investment Based on Total Shareholder Return (3)	Net Income/(loss) (In Thousands)
2025	$1,014	$1,126	$719	$741	$136	$5,071
2024	$761	$739	$645	$633	$275	$1,677

(1)	For 2024 and 2025, our PEO was Jeff Korn.
(2)	For 2024 and 2025, our Other NEOs were Jon Brinton, Anand Buch, Doug Gaylor, Ron Vincent, and David Wang.
(3)

The amounts represent an initial value of $100 on December 31, 2021 at the end of fiscal years ended December 31, 2024 and December 31, 2025 and assumes that all dividends (if applicable) were reinvested.

Reconciliation of Summary Compensation Table to Compensation Actually Paid

A reconciliation of adjustments from our summary compensation table total to compensation actually paid for our PEO and Other NEOs is presented in the table below:

	2025		2024
Adjustments	PEO Jeff Korn	Other NEOs*	PEO Jeff Korn	Other NEOs*
SCT Total	$1,014	$719	$761	$645
(a)	$(475)	$(288)	$(322)	$(236)
(b)	$406	$185	$235	$172
(c)	$35	$27	$3	$10
(d)	$116	$76	$65	$44
(e)	$30	$22	$(3)	$(2)
(f)	$-	$-	$-	$-
CAP Total	$1,126	$741	$739	$633

* Amounts presented are averages for the entire group of Other NEOs in each respective year

(a)	(Deduct): Aggregate value for stock awards and option awards included in SCT for the covered fiscal year.
(b)	Add: The year-end fair value of any equity awards granted during the covered fiscal year that are outstanding and unvested as of the end of the fiscal year.
(c)	Add (Deduct): The change in fair value of any awards granted in prior years that are outstanding and unvested as of the end of the fiscal year.
(d)	Add: The fair value as of the vesting date of any awards that are granted and vest in the same year.
(e)	Add (Deduct): For awards granted in prior years that vest in the fiscal year, the change in the fair value from the end of the prior fiscal year to the vesting date.
(f)	(Deduct): For awards granted in prior years that are determined to fail to meet the applicable vesting conditions, deduct the amount equal to the fair value at the end of the prior fiscal year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS’ MATTERS

The following table sets forth, as of December 31, 2025, the number of shares of our common stock beneficially owned by each of the following persons and groups and the percentage of the outstanding shares owned by each person and group including: (i) each person who is known by us to be the owner of record or beneficial owner of more than 5% of the outstanding shares of our common stock; (ii) each director and nominee; (iii) each of our named executive officers; and (iv) all of our current directors and executive officers as a group.

With respect to certain of the individuals listed below, we have relied upon information set forth in statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act. Except as otherwise noted below, the address of each person identified in the following table is c/o Crexendo, Inc., 1225 W. Washington Street Suite 213, Tempe, AZ 85288.

Name of Beneficial Owner	Shares Owned	Number of Outstanding Options and RSUs (1)	Total Beneficial Ownership (2)	Percent of Class Beneficially Owned
NEO's and Directors
Steven G. Mihaylo (3)	11,297,565	218,109	11,515,674	36.9%
Anand Buch	566,117	26,730	592,847	1.9%
David Wang	454,125	25,000	479,125	1.5%
Jeffrey G. Korn	238,802	191,110	429,912	1.4%
Todd A. Goergen (4)	235,352	108,375	343,727	1.1%
Doug Gaylor	250,599	203,110	453,709	1.5%
Ron Vincent	173,273	168,200	341,473	1.1%
Jon Brinton	120,728	175,000	295,728	0.9%
Anil Puri	49,818	103,375	153,193	0.5%
David Williams	34,134	120,875	155,009	0.5%
Kevin Jackson	0	16,875	16,875	0.1%
L. Jasmine Kim	0	16,875	16,875	0.1%
Chris McKee	0	0	0	0.0%
All current directors and executive officers as a group (13 persons)	13,420,513	1,373,634	14,794,147	45.7%

(1)	Reflects options that will be exercisable or vested, as the case may be, as of December 31, 2025, or within 60 days thereafter.
(2)

Beneficial ownership is determined in accordance with the rules of the SEC, based upon 31,004,327 shares of common stock outstanding on December 31, 2025. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or become exercisable within 60 days following December 28, 2025 and restricted stock units that are scheduled to vest within 60 days of December 31, 2025 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name.

(3)

Shares owned consists of 4,647,192 shares held personally, 6,570,373 shares in The Steven G. Mihaylo Trust dated August 19, 1999, as amended, of which Steven G. Mihaylo is the Trustee, and 80,000 shares in The Steven Mihaylo and Lois Mihaylo Foundation.

(4)	Shares owned consists of 46,834 shares held personally and 188,518 shares held by his family’s private equity firm Ropart Asset Management FD II LLC.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on a review of reports and representations submitted to us, all reports regarding beneficial ownership of our securities required to be filed under Section 16(a) for the year ended December 31, 2025 were timely filed, except for the following:

1.	Ms. Kim’s Form 4 reporting the March 4, 2025 stock option grant was not filed timely due to a delay in obtaining SEC registration codes. The Form 4 has not been filed to date.
2.

The Form 4s reporting the March 4, 2025 stock option grants issued to Messrs. Puri, Williams, Bash, Mihaylo, Goergen, and Jackson were not filed timely due to an administrative error. The Form 4s were subsequently filed on March 7, 2025.

3.	The Form 4s reporting the July 25, 2025 RSU vesting issued to Messrs. Korn, Gaylor, and Vincent were not filed timely due to an EDGAR outage. The Form 4s were subsequently filed on July 31, 2025.
4.	Mr. Goergen’s September 12, 2025 Form 4 was not filed timely due to administrative error. The Form 4 was subsequently filed on February 25, 2026.
5.

The Form 4s reporting the September 25, 2025 RSU vesting issued to Messrs. Korn and Vincent were not filed timely due to an administrative error. The Form 4s were subsequently filed on September 30, 2025.

6.	Mr. Gaylor’s September 15, 2025 and September 25, 2025 Form 4 was not filed timely due to administrative error. The Form 4 was subsequently filed on October 1, 2025.
7.	Mr. Gaylor’s November 7, 2025 Form 4 was not filed timely due to administrative error. The Form 4 was subsequently filed on November 12, 2025.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees of Independent Registered Public Accounting Firm

We have set forth below the aggregate fees paid or accrued for professional services rendered by Urish Popeck during the years ended December 31, 2025 and 2024. All of the services described in the following fee table were approved in conformity with the Audit Committee’s pre-approval process.

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit Fees (1) (audit of our annual financial statements, review of our quarterly financial statements, review of our SEC filings and correspondence with the SEC)	$294	$253
Tax Fees (2)	143	145
	$437	$398

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

Documents filed as part of this Report:

1.	Financial Statements – consolidated financial statements of Crexendo, Inc. and subsidiaries as set forth under Item 8 of this Report.
2.	The Financial Statement Schedule on page 92 of this Annual Report.
3.	Exhibit Index as seen below.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number

3.1	Articles of Incorporation	8-K	12/14/2016	3.1
3.2	Bylaws	8-K	12/14/2016	3.2
4.1	Description of Capital Stock				X
10.1*	2021 Equity Incentive Plan	S-8	5/24/2021
10.2	Reincorporation in state of Nevada for Crexendo, Inc. (Nevada) Articles of Incorporation	8-K	12/14/2016	3.1
10.3	Reincorporation in state of Nevada for Crexendo, Inc. (Nevada) bylaws	8-K	12/14/2016	3.2
10.4*	Employment Agreement between Registrant and Jeff Korn, dated February 5, 2025	8-K	2/12/2025	10.1
10.5*	Employment Agreement between Registrant and Doug Gaylor, dated February 5, 2025	8-K	2/12/2025	10.2
10.6*	Employment Agreement between Registrant and Ron Vincent, dated February 5, 2025	8-K	2/12/2025	10.3
10.7*	Employment Agreement between Registrant and Jon Brinton, dated February 5, 2025	8-K	2/12/2025	10.4
10.8*	Employment Agreement between Registrant and Anand Buch, dated February 5, 2025	8-K	2/12/2025	10.5
10.9*	Employment Agreement between Registrant and David Wang, dated February 5, 2025	8-K	2/12/2025	10.6
10.10	Lease for facilities at 1615 S 52nd St., Tempe, Arizona, dated August 9, 2025	8-K	8/9/2025	10.3
10.11*	2025 Employee Bonus Plan
21.1	Subsidiaries of Crexendo, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (Urish Popeck & Co., LLC)				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
31.2	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350				X
32.2	Certification Pursuant to 18 U.S.C. Section 1350				X
97.1	Recovery of Erroneously Awarded Compensation Policy				X
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

———————

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crexendo, Inc.

Date: March 3, 2026	By:	/s/ Jeffrey G. Korn
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

Date: March 3, 2026	By:	/s/ Jeffrey G. Korn
Jeffrey G. Korn Chief Executive Officer, Chairman of the Board of Directors

Date: March 3, 2026	By:	/s/ RONALD VINCENT
Ronald Vincent Chief Financial Officer

Date: March 3, 2026	By:	/s/ Todd Goergen
Todd Goergen Director

Date: March 3, 2026	By:	/s/ Chris McKee
Chris McKee Director

Date: March 3, 2026	By:	/s/ David Williams
David Williams Director

Date: March 3, 2026	By:	/s/ Steven G. Mihaylo
Steven G. Mihaylo Director

Date: March 3, 2026	By:	/s/ Kevin Jackson
Kevin Jackson Director

Date: March 3, 2026	By:	/s/ L. Jasmine Kim
L. Jasmine Kim Director

Date: March 3, 2026	By:	/s/ Anil Puri
Anil Puri Director

CREXENDO, INC. AND SUBSIDIARIES

Schedule II- Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning			End of
	of Year	Additions	Deductions	Year
		(in thousands)
Year ended December 31, 2025
Trade receivable allowance for credit losses	$146	188	(210)	$124
Contract assets allowance for credit losses	$127	37	(19)	$145
Equipment financing receivables allowance for credit losses	$226	99	(168)	$157
Deferred income tax asset valuation allowance	$5,417	2,270	-	$7,687
Year ended December 31, 2024
Trade receivable allowance for credit losses	$116	197	(167)	$146
Contract assets allowance for credit losses	$85	48	(6)	$127
Equipment financing receivables allowance for credit losses	$171	94	(39)	$226
Deferred income tax asset valuation allowance	$4,782	635	-	$5,417

