Form 10-Q
period 2026-03-31
Crexendo, Inc.
filed 2026-05-05
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________

FORM 10-Q

________________________

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2026 was 32,415,373.

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except par value and share data)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$7,249	$31,378
Trade receivables, net of allowance of $156 and $124, respectively	6,374	4,913
Contract assets, net of allowance of $2 and $0, respectively	122	-
Inventories	1,170	454
Equipment financing receivables, net of allowance of $74 and $50, respectively	2,645	1,416
Contract costs	3,894	2,318
Prepaid expenses	1,332	892
Income tax receivable	204	234
Other current assets	36	292
Total current assets	23,026	41,897

Contract assets, net of current position, net of allowance of $122 and $145, respectively	665	402
Long-term equipment financing receivables, net of allowance of $151 and $107, respectively	5,517	3,223
Property and equipment, net	439	195
Operating lease right-of-use assets	865	1,006
Intangible assets, net	40,136	17,860
Goodwill	14,215	9,454
Contract costs, net of current portion	6,075	3,319
Other long-term assets	343	330
Total Assets	$91,281	$77,686

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,644	$649
Accrued expenses	9,891	8,391
Finance leases	2	2
Notes payable	-	114
Operating lease liabilities	503	493
Income tax payable	147	151
Contract liabilities	3,601	2,528
Total current liabilities	16,788	12,328

Contract liabilities, net of current portion	1,382	1,008
Operating lease liabilities, net of current portion	400	529
Total liabilities	18,570	13,865

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 50,000,000 shares, 32,392,643 shares issued and outstanding as of March 31, 2025 and 31,004,327 shares issued and outstanding as of December 31, 2025	32	31
Additional paid-in capital	153,653	145,325
Accumulated deficit	(81,141)	(81,719)
Accumulated other comprehensive income	167	184
Total stockholders' equity	72,711	63,821

Total Liabilities and Stockholders' Equity	$91,281	$77,686

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share and share data)

	Three Months Ended March 31,
	2026	2025
Service revenue	$10,561	$8,182
Software solutions revenue	7,723	6,868
Product revenue	2,426	1,007
Total revenue	20,710	16,057

Operating expenses:
Cost of service revenue	3,884	3,487
Cost of software solutions revenue	2,436	1,490
Cost of product revenue	1,673	599
Selling and marketing	5,654	4,289
General and administrative	5,056	3,519
Research and development	1,567	1,523
Total operating expenses	20,270	14,907

Income/(loss) from operations	440	1,150

Other income/(expense):
Interest income	159	84
Interest expense	-	(9)
Other income/(expense), net	8	(10)
Total other income/(expense), net	167	65

Income/(loss) before income tax	607	1,215

Income tax (provision)/benefit	(29)	(44)

Net income/(loss)	$578	$1,171

Earnings per common share:
Basic	$0.02	$0.04
Diluted	$0.02	$0.04

Weighted-average common shares outstanding:
Basic	31,533,566	28,024,280
Diluted	32,683,949	31,092,775

The accompanying notes are an integral part of the condensed consolidated financial statements.

4

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income/(Loss)

(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Net income/(loss)	$578	$1,171
Other comprehensive income/(loss), net of tax
Foreign currency translation gain/(loss)	(17)	13
Total other comprehensive income/(loss)	(17)	13
Comprehensive income/(loss)	$561	$1,184

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

Three Months Ended March 31, 2026 and 2025

(Unaudited, in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2026	31,004,327	$31	$145,325	$184	$(81,719)	$63,821
Share-based compensation	-	-	721	-	-	721
Vesting of restricted stock units	44,207	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	(17)	-	(17)
Issuance of common stock for exercise of stock options	184,471	-	307	-	-	307
Taxes paid on the net settlement of stock options and RSUs	-	-	(132)	-	-	(132)
Issuance of common stock in connection with a business acquisition	1,159,638	1	7,432	-	-	7,433
Net income/(loss)	-	-	-	-	578	578
Balance, March 31, 2026	32,392,643	$32	$153,653	$167	$(81,141)	$72,711

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2025	27,621,557	$28	$138,015	$160	$(86,790)	$51,413
Share-based compensation	-	-	726	-	-	726
Vesting of restricted stock units	22,977	-	-	-	-	-
Foreign currency translation adjustment, net of tax		-	-	13	-	13
Issuance of common stock for exercise of stock options	1,345,852	1	1,978	-	-	1,979
Taxes paid on the net settlement of stock options and RSUs	-	-	(80)	-	-	(80)
Net income/(loss)	-	-	-	-	1,171	1,171
Balance, March 31, 2025	28,990,386	$29	$140,639	$173	$(85,619)	$55,222

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$578	$1,171
Adjustments to reconcile net income/(loss) to net cash provided by/(used for) operating activities:
Depreciation and amortization	1,169	771
Allowance for credit losses	(6)	(112)
Share-based compensation	721	726
Non-cash operating lease amortization	22	24
Changes in assets and liabilities:
Trade receivables	(1,195)	273
Contract assets	155	(8)
Equipment financing receivables	156	(115)
Inventories	186	(183)
Contract costs	(319)	(192)
Prepaid expenses	(180)	(117)
Income tax receivable	30	33
Other assets	255	(4)
Accounts payable and accrued expenses	248	(695)
Income tax payable	(4)	-
Contract liabilities	221	(334)
Net cash provided by/(used for) operating activities	2,037	1,238

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of a business, net of cash acquired	(26,210)	-
Net cash provided by/(used for) investing activities	(26,210)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments made on finance leases	-	(19)
Repayments made on notes payable	(114)	(117)
Proceeds from exercise of options	307	1,979
Taxes paid on the net settlement of stock options and RSUs	(132)	(80)
Net cash provided by/(used for) financing activities	61	1,763
Effect of exchange rate changes on cash	(17)	13

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(24,129)	3,014

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	31,378	18,193

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$7,249	$21,207

Supplemental disclosure of cash flow information:
Cash used during the year for:
Income taxes, net	$-	$(10)
Interest expense	$(1)	$(8)
Supplemental disclosure of non-cash investing and financing information:
Stock isused for the acquisition of ESI	$7,433	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited, in thousands, except per share and share data)

1. Significant Accounting Policies

Description of Business – Crexendo, Inc. is incorporated in the state of Nevada. As used hereafter in the notes to condensed consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company.” Crexendo, Inc. is an award-winning software technology company that is a premier provider of cloud communication platform software and unified communications as a service (UCaaS) offerings, including voice, video, contact center, premise systems, and managed IT services tailored to businesses of all sizes. Our cloud communications software solutions currently support over seven million end users globally, through an extensive network of over 245 cloud communication platform software subscribers and our direct retail offering. The Company has two operating segments, which consist of Cloud Telecommunications and Software Solutions.

Basis of Presentation – The condensed consolidated financial statements include the accounts and operations of Crexendo, Inc. and its wholly owned subsidiaries, which include Allegiant Networks, LLC, Crexendo Business Solutions, Inc., Estech Systems, LLC (“ESI”), ESI Hosted Services, LLC, NetSapiens, LLC, Crexendo Business Solutions of Virginia, Inc., NSHC, Inc., NetSapiens Canada, Inc., NetSapiens International Limited and Crexendo International, Inc. All intercompany account balances and transactions have been eliminated in consolidation. The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”), consistent in all material respects with those applied in our financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Because these financial statements address interim periods, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. The results of operations presented in this Quarterly Report on Form 10-Q are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or for any future periods. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited financial statements and footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the three months ended March 31, 2026 and 2025, we recorded foreign currency translation gains/(losses) of ($17), and $13, respectively, in our consolidated statements of comprehensive income (loss).

Cash and Cash Equivalents – We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $6,571 and $30,715 respectively.

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

Contract Costs – Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining software solutions and telecommunication service contracts which are recoverable. The Company capitalized contract costs in the amount of $9,969 and $5,002 at March 31, 2026 and December 31, 2025, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate, which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the three months ended March 31, 2026 and 2025, the Company amortized $1,054 and $822, respectively, and there was no impairment loss in relation to the costs capitalized.

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

Impairment assessment inherently involves management judgments regarding a number of assumptions. The reporting unit fair value also depends on the future strength of the U.S. economy. New and developing competition as well as technological change could also adversely affect future fair value estimates. Due to the many variables inherent in the estimation of a reporting unit’s fair value and the relative size of the Company’s recorded goodwill, differences in assumptions could have a material effect on the estimated fair values. For further information, see Note 9 (Intangible Assets and Goodwill).

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

Amortizable intangible assets are amortized over the estimated useful lives as follows:

Customer relationships	6 to 16 years
Developed technologies	2 to 6 years
Trademark and trade names	4 to 6 years
Capitalized software development costs	1 year

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

Fair Value Measurements– The fair value of our financial assets and liabilities was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

Income Taxes – We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows.  In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. At December 31, 2025, we determined that it is more likely-than-not that we will not be able to realize our deferred income tax assets in the future. A valuation allowance of $7,687 and $7,687 was recorded against our gross deferred tax asset balance as of March 31, 2026 and December 31, 2025, respectively.

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

Operating Segments – Accounting guidance establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires enterprises to report selected information about operating segments in financial reports issued to stockholders. The Company has reorganized into two operating segments, which consist of cloud telecommunications services and software solutions. The software solutions segment includes the results of operation of NetSapiens, LLC, NSHC, Inc., NetSapiens Canada, Inc., and NetSapiens International Limited. The cloud telecommunications segment includes the results of operations of Allegiant Networks, LLC, Crexendo Business Solutions, Inc., Crexendo International, Inc., Crexendo Business Solutions of Virginia, Inc., Estech Systems, LLC (“ESI”), and ESI Hosted Services, LLC. We generate 96% of our total revenue from customers within the United States and 4% of our total revenues from customers in other parts of the world.

Significant Customers – No customer accounted for 10% or more of our total revenue for the three months ended March 31, 2026 and 2025. One customer accounted for 10% or more of our total trade receivable as of March 31, 2026 and no customers accounted for 10% or more of our total trade receivables as of December 31, 2025.

Recently Adopted Accounting Pronouncements - In December 2023, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The ASU’s amendments are effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company adopted ASU 2023-09 (Topic 740) as of January 1, 2025, the adoption of this ASU did not have a material impact on our quarterly income tax disclosures in our condensed consolidated financial statements and related disclosures. However, the adoption of the ASU did have an impact on our annual income tax disclosures in our consolidated financial statements. We added disclosures for income/(loss) before tax by jurisdiction. We expanded our rate reconciliation disclosures to included disaggregated reconciling items by nature utilizing the 5% threshold and added applicable percentages for each item disclosed. Additionally, we added expanded disclosures for income taxes paid, disaggregated between federal, state and foreign jurisdictions utilizing a quantitative threshold of 5% of total income taxes paid and further disclosed the individual state and local jurisdictions that contribute to the majority (greater than 50%) of the income taxes paid within the jurisdiction. The new standard allows for prospective or retrospective adoption of these disclosure items. Management determined the retrospective disclosures would be more useful to our stockholders.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments — Credit Losses (Topic 326): Purchased Loans. This ASU requires that loans acquired without credit deterioration and deemed “seasoned” will be considered purchased seasoned loans and accounted for using the gross-up approach at acquisition (i.e., record the loan at its purchase price and separately record an allowance for expected credit losses). Seasoned loans include all loans acquired in a business combination, that do not have “more-than-insignificant” deterioration of credit quality since origination, as well as loans purchased at least 90 days after origination, where the purchaser was not involved in the origination of the loans. The amendments in ASU 2025-08 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. This ASU should be applied prospectively to loans that are acquired on or after the initial application date. The adoption is not expected to have an impact on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software which amends the guidance in ASC 350-40, Intangibles — Goodwill and Other — Internal-Use Software. This ASU modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. This ASU is permitted to be applied prospectively, retrospectively or through a modified transition approach. The adoption is not expected to have an impact on our consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606 by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. The amendments in ASU 2025-05 are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early prospective adoption permitted. The adoption is not expected to have an impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements – In December 2025, the FASB issued ASU 2025-12 Codification Improvements. The ASU represents changes to the Codification that clarify, correct errors, or make minor improvements. The amendments make the Codification easier to understand and apply. The amendments in ASU 2025-12 are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. Except for the amendments to Topic 260, "Earnings Per Share" this ASU can be applied either prospectively or retrospectively with transition method elected on an issue-by-issue basis. The Company is currently evaluating ASU 2025-12 to determine the impact it may have on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU clarifies that the interim reporting requirements in Topic 270 apply to all entities that issue interim financial statements prepared in accordance with U.S. GAAP and consolidates such requirements within Topic 270. The amendments provide a comprehensive list within Topic 270 of required interim disclosures, establish a principle requiring disclosure of events or changes occurring after the end of the most recent annual reporting period that have a material impact on interim results and clarifies the form and content requirements applicable to interim financial statements. The amendments in ASU 2025-11 are effective for the interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. This ASU can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating ASU 2025-11 to determine the impact it may have on our consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires a public business entity (“PBE”) to disclose information in the notes to financial statements about purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion for each income statement line item that contains those expenses. Entities would also have to disclose other specific expenses, gains, or losses that are already required to be disclosed under GAAP in this same disclosure, a qualitative description of the amounts remaining that are not separately disaggregated quantitatively, and the total amount of selling expenses, as well as the PBE’s definition of selling expenses. In January 2025, the FASB Issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which clarified that ASU 2024-03 is effective public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Implementation of ASU 2024-03 may be applied prospectively or retrospectively. The application of this new guidance is not expected to have a material impact on the Company’s financial statements, as the guidance pertains only to disclosures.

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

15

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

Three Months Ended March 31, 2026	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$2,426	$-	$2,426
Equipment financing revenue	291	7	298
Telecommunications services	9,059	-	9,059
Fees, commissions, and other, recognized over time	856	-	856
One time fees, commissions and other	355	-	355
Software licenses	-	1,887	1,887
Subscription maintenance and support	-	5,643	5,643
Professional services and other	-	186	186
	$12,987	$7,723	$20,710
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$2,781	$2,073	$4,854
Products, services, and fees transferred over time	10,206	5,650	15,856
	$12,987	$7,723	$20,710

Three Months Ended March 31, 2025	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$1,007	$-	$1,007
Equipment financing revenue	198	-	198
Telecommunications services	6,933	-	6,933
Fees, commissions, and other, recognized over time	598	-	598
One time fees, commissions and other	453	-	453
Software licenses	-	2,011	2,011
Subscription maintenance and support	-	4,587	4,587
Professional services and other	-	270	270
	$9,189	$6,868	$16,057
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$1,460	$2,281	$3,741
Products, services, and fees transferred over time	7,729	4,587	12,316
	$9,189	$6,868	$16,057

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	March 31,	December 31,
(In thousands)	2026	2025
Receivables, which are included in trade receivables, net of allowance for credit losses	$6,374	$4,913
Contract assets, net of allowance for credit losses	787	402
Contract liabilities	4,983	3,536

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	Three Months Ended		For the Year Ended
(In thousands)	March 31, 2026		December 31, 2025
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(1,440)	$-	$(2,641)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	2,887	-	2,805
Transferred to receivables from contract assets recognized at the beginning of the period, net of allowance for credit losses	(84)	-	(251)	-
Increase due to additional unamortized discounts	469	-	247	-

Contract assets and allowance for credit losses

Our contract assets balance consists of the Company’s rights to consideration for work completed but not billed as of the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract assets were as follows (in thousands):

	March 31,	December 31,
	2026	2025
Gross contract assets	$911	$547
Less: allowance for credit losses	(124)	(145)
Contract assets, net of allowance for credit losses	$787	$402

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2025	$145
Allowance acquired in business combination	$6
Provision	22
Write-offs	(43)
Recoveries and other	(6)
Balance at March 31, 2026	$124

The allowance for credit losses is determined based on an assessment of historical collection experience using the loss-rate method as well as consideration of current and future economic conditions and changes in our loss-rate trends. We utilize a five-year lookback period to establish our estimate of expected credit losses, as our contractual terms range from three to five years. Based on that assessment, the allowance for credit losses as a percent of gross contract assets decreased to 13.6% at March 31, 2026 from 26.4% at December 31, 2025.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period from the cloud telecommunications services segment (in thousands):

	2026	2027	2028	2029	2030 and thereafter	Total
Cloud telecommunications segment
Desktop devices	$802	-	-	-	-	$802
Telecommunications services RPOs	32,485	31,915	22,887	14,476	5,560	107,323
Total cloud telecommunications	33,287	31,915	22,887	14,476	5,560	108,125
Software solutions segment
Software solutions RPOs	12,760	7,810	4,323	1,722	841	27,456
Total consolidated RPOs	$46,047	39,725	27,210	16,198	6,401	$135,581

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

	Three Months Ended March 31,
	2026	2025
Net income/(loss) (in thousands) (A)	$578	$1,171

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	31,533,566	28,024,280
Dilutive effect of stock-based awards	1,150,383	3,068,495
Diluted weighted-average outstanding shares of common stock (C)	32,683,949	31,092,775

Earnings per common share:
Basic (A/B)	$0.02	$0.04
Diluted (A/C)	$0.02	$0.04

For the three months ended March 31, 2026 and 2025, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net income per share because including them would be anti-dilutive.

	Three Months Ended March 31,
	2026	2025
Stock options	968,355	1,303,571

4. Acquisitions

ESI Business Acquisition

On March 1, 2026, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Estech Holdings, Inc., a Texas corporation (“Seller”), pursuant to which the Company agreed to purchase from Seller one hundred percent (100%) of the issued and outstanding membership interests (the “Purchased Interests”) of Estech Systems, LLC, a Delaware limited liability company, and its operating subsidiary, ESI Hosted Services, LLC (collectively, “ESI”), subject to the terms and conditions set forth in the Purchase Agreement. The aggregate purchase price for the Purchased Interests was $34,733, subject to customary post-closing purchase price adjustments based on working capital, indebtedness, and transaction expenses. The Purchase Price consists of $27,300 in cash and $7,433 in shares of the Company’s common stock, resulting in the issuance following closing of the Acquisition of 1,159,638 shares of the Company’s common stock, par value $0.001, calculated based on the Average Share Price as defined in the Purchase Agreement. The Shares were issued in a private transaction in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The shares have not been registered under the Securities Act and may not be offered or sold absent registration or an applicable exemption. Pursuant to the lock-up agreement, after six months, 50% of the shares will be permitted to be sold, with an additional 50% permitted to be sold after twelve months. On March 1, 2026, the Company closed the transaction, and the Company issued the seller cash consideration of $27,300 and 1,159,638 shares of the Company’s common stock valued at $6.41 per share, for an aggregate purchase price of approximately $34.7 million.

(in thousands)	Amount
Consideration:
Cash	$27,300
Common stock	7,433
Total consideration	$34,733

The acquisition was accounted for under the acquisition method of accounting, and the operating results of ESI have been included in our condensed consolidated financial statements from the closing date of the acquisition. The historical results of operations of ESI were not significant to the Company’s condensed consolidated results of operations for the periods presented. Under the acquisition method of accounting, the aggregate amount of consideration paid by us was allocated to ESI’s net tangible assets and intangible assets based on their estimated fair values as of the acquisition closing date. The preliminary purchase price allocation, as set forth in the table below, reflects various preliminary fair value estimates and analysis prepared by the Company. We retained an independent third-party valuation firm to assist management in our valuation of the acquired assets and liabilities assumed and we expect this valuation to be completed during the second quarter of 2026. ESI required additional time to complete their historical audited financial statement for the year ended December 31, 2025, which was issued in May 2026. Due to the timing of the completion and issuance of the historical audited financial statements, the Company was not able to finalize our review of the opening balance sheet assets and liabilities prior to the filing of this Form 10-Q for the three months ended March 31, 2026, and therefore the amounts presented are deemed preliminary. The preliminary purchase price allocation is subject to revision as a more detailed analysis is completed by a third-party valuation specialist and additional information on the fair values of ESI’s assets and liabilities becomes available. Any change in the fair value of the net assets of ESI will change the amount of the purchase price allocable to goodwill. Final purchase accounting adjustments may differ materially from preliminary purchase price allocation presented here. The preliminary areas of the purchase price allocation that are not yet finalized relate to the identification and valuation of intangible assets by an independent third-party valuation firm and the determination of fair values of certain assets and liabilities; trade receivable, right-of-use assets and associated liabilities, deferred tax assets, contract costs, and various accrued liabilities. We anticipate finalizing our purchase price allocation during 2026. The following table presents the preliminary allocation of the assets acquired and liabilities assumed as of March 1, 2026 (in thousands):

Preliminary Purchase Price Allocation
Total purchase price	$34,733
Cash and cash equivalents	1,090
Trade receivables, net of allowance	287
Contract assets, net of allowance	139
Inventories	902
Equipment financing receivables, net of allowance	1,219
Contract costs	1,483
Prepaid expenses	260
Other current assets	12
Contract assets, net of current portion	374
Long-term equipment financing receivables, net of allowance	2,460
Property and equipment, net	289
Contract costs, net of current portion	2,530
Intangible assets acquired (FV)	23,400
Total identifiable assets	34,445

Accounts payable	1,520
Accrued expenses	1,727
Contract liabilities	236
Contract liabilities, net of current portion	990
Total liabilities assumed	4,473
Total goodwill	$4,761

The preliminary fair value of the customer relationships and trademarks and trade names of $23,400 was established based upon the income approach. The income approach relies on an estimation of the present value of the future monetary benefits expected to flow to the owner of an asset during its remaining economic life. This approach requires a projection of the cash flow that the asset is expected to generate in the future. The projected cash flow is discounted to its present value using a rate of return, or discount rate that accounts for the time value of money and the degree of risk inherent in the asset. The income approach may take the form of a “relief from royalty” methodology, a cost savings methodology, a “with and without” methodology, or excess earnings methodology, depending on the specific asset under consideration.

The customer relationships were valued using the multi-period excess earnings method. Inherent in the multi-period excess earnings method is the recognition that, in most cases, all of the assets of the business, both tangible and intangible, contribute to the generation of the cash flow of the business and the net cash flows attributable to the subject asset must recognize the support of the other assets which contribute to the realization of the cash flows. This future cash flow was then discounted using an estimated required rate of return for the asset to determine the present value of the future cash flows attributable to the asset. The key assumptions used in valuing the customer relationships acquired are as follows: weighted average cost of capital of 17%, tax rate of 25.0%, and estimated economic life of 14 years.

The preliminary estimate of the trademarks and trade name were valued using the relief from royalty methodology. The relief-from-royalty method estimates the cost savings that accrue to the owner of an intangible asset that would otherwise be required to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate used is based on an analysis of empirical, market-derived royalty rates for guideline intangible assets. Typically, revenue is projected over the expected remaining useful life of the trademarks and trade name. The market-derived royalty rate is then applied to estimate the royalty savings. The key assumptions used in valuing the trademarks and trade name are as follows: royalty rate of 1.0%, discount rate of 18%, tax rate of 25% and estimated average economic life of 6 years.

The following unaudited pro forma information presents our consolidated results of operations as if ESI had been included in our consolidated results since January 1, 2025:

	For the Three Months Ended March 31, (Unaudited, in thousands)
	2026	2025
Revenues	$25,107	$22,100
Net loss	(1,715)	388
Earnings per share	$(0.05)	$0.01

The unaudited pro forma financial information is presented for informational purposes only and may not necessarily reflect the Company’s future results of operations or what the results of operations would have been had the Company owned and operated ESI as of January 1, 2025.

Acquisition-related expenses incurred by us in connection with the ESI acquisition of $839 for the three months ended March 31, 2026, are recorded within general and administrative expenses in our condensed consolidated statements of operations.

5. Trade Receivables and Allowance for Credit Losses

Our trade receivables balance consists of traditional trade receivables. Trade receivables were as follows (in thousands):

	March 31,	December 31,
	2026	2025
Gross trade receivables	$6,530	$5,037
Less: allowance for credit losses	(156)	(124)
Trade receivables, net	$6,374	$4,913

Current trade receivables, net	$6,374	$4,913
Long-term trade receivables, net	-	-
Trade receivables, net	$6,374	$4,913

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2025	$124
Allowance acquired in business combination	11
Provision	39
Write-offs	(19)
Recoveries and other	1
Balance at March 31, 2026	$156

The allowance for credit losses is determined based on an assessment of historical collection experience using the aging schedule method as well as consideration of current and future economic conditions. Based on that assessment, the allowance for credit losses as a percentage of gross trade receivables decreased to 2.4% at March 31, 2026 from 2.5% at December 31, 2025.

6. Equipment Financing Receivables and Allowance for Credit Losses

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

	March 31,	December 31,
	2026	2025
Gross equipment financing receivables	$11,366	$6,543
Less: unearned income	(2,979)	(1,747)
Less: allowance for credit losses	(225)	(157)
Equipment financing receivables, net	$8,162	$4,639

Current equipment financing receivables, net	$2,645	$1,416
Long-term equipment financing receivables, net	5,517	3,223
Equipment financing receivables, net	$8,162	$4,639

A summary of our gross equipment financing receivables’ future contractual maturities, is as follows (in thousands):

Year ending December 31,
2026 remaining	$3,170
2027	3,593
2028	2,526
2029	1,468
2030	604
2031 and thereafter	5
Total	$11,366

Allowance for Credit Losses

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2025	$157
Allowance acquired in business combination	68
Provision	54
Write-offs	(54)
Recoveries and other	-
Balance at March 31, 2026	$225

Aging of Receivables

The aging of gross equipment financing receivables was as follows (in thousands):

	March 31,	December 31,
	2026	2025
Past due amounts 0 - 90 days	$8,154	$4,629
Past due amounts > 90 days	8	10
Total	$8,162	$4,639

Our equipment financing receivable portfolio is primarily in the United States. The allowance for credit losses is determined principally based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, the allowance for credit losses as a percentage of gross equipment financing receivables (net of unearned income) decreased to 2.7% at March 31, 2026 from 3.3% at December 31, 2025.

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

The table below shows gross equipment financing receivables and current period gross write offs by year of origination (in thousands):

	March 31, 2026							December 31, 2025
	2026	2025	2024	2023	2022	Prior	Total Equipment Financing Receivables	Total Equipment Financing Receivables
United States	$669	3,374	2,320	1,365	585	74	$8,387	$4,796
Current period gross write offs	$-	15	38	1	-	-	$54	$50

7. Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Prepaid corporate insurance	$73	$88
Prepaid software services and support	574	612
Prepaid employee insurance premiums	294	-
Prepaid Nasdaq listing fee	54	-
User group meeting fees	204	125
Prepaid rent	15	15
Other prepaid expenses	118	52
Total prepaid expenses	$1,332	$892

8. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Computer and office equipment	$2,449	$2,160
Computer software	589	589
Internal-use software	14	14
Vehicles	143	143
Leasehold improvements	34	34
Less: accumulated depreciation	(2,790)	(2,745)
Total property and equipment, net	$439	$195

Depreciation expense is included in general and administrative expenses and totaled $45 and $65 for the three months ended March 31, 2026 and 2025, respectively.

9. Intangible Assets and Goodwill

Acquired intangible assets subject to amortization consist of the following (in thousands):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$48,373	$(10,252)	$38,121	$26,073	$(9,404)	$16,669
Developed technologies	4,900	(3,965)	935	4,900	(3,811)	1,089
Trademark and trade names	1,500	(420)	1,080	400	(400)	-
Capitalized software development costs	410	(410)	-	410	(308)	102
Total acquired intangible assets	$55,183	$(15,047)	$40,136	$31,783	$(13,923)	$17,860

As of March 31, 2026, the weighted average remaining useful life for customer relationships was 11.1 years, developed technologies was 1.2 years, trademarks and trade names was 5.8 years, and capitalized software development costs was 0.5 years.

Amortization expense for customer relationships intangible assets is included in sales and marketing expenses and totaled $848 and $501 for the three months ended March 31, 2026 and 2025, respectively. Amortization expense for developed technologies intangible assets is included in cost of software solutions revenue and totaled $154 and $182 for the three months ended March 31, 2026 and 2025, respectively. Amortization expense for trademark and trade name intangible assets is included in general and administrative expenses and totaled $20 and $23 for the three months ended March 31, 2026 and 2025, respectively. Amortization expense for capitalized software development costs is included in general and administrative expenses and totaled $102 and $0 for the three months ended March 31, 2026 and 2025, respectively.

	Three Months Ended March 31,
	2026	2025
Cost of software solutions revenue	$154	$182
Selling and marketing	848	501
General and administrative	122	23
Total amortization expense	$1,124	$706

As of March 31, 2026, annual amortization of definite lived intangible assets, based on existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Year ending December 31,
2026 remaining	$5,504
2027	6,179
2028	4,850
2029	4,219
2030	3,640
2031 and thereafter	15,744
Total	$40,136

The following table provides a summary of changes in the carrying amounts of goodwill (in thousands):

Goodwill
Balance at January 1, 2025	$9,454
Additions	-
Balance at December 31, 2025	$9,454
Additions	4,761
Balance at March 31, 2026	$14,215

10. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued wages and benefits	$3,104	$2,974
Accrued accounts payable	2,774	2,532
Accrued sales and telecommunications taxes	2,954	2,213
Product warranty liability	59	21
Cloud computing arrangements	216	159
Credit cards	119	103
Other	665	389
Total accrued expenses	$9,891	$8,391

The changes in aggregate product warranty liabilities for the three months ended March 31, 2026 and the year ended December 31, 2025 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2025	$32
Accrual for warranties	21
Adjustments related to pre-existing warranties	(13)
Warranty settlements	(19)
Balance at December 31, 2025	21
Accrual for warranties	42
Warranty settlements	(4)
Balance at March 31, 2026	$59

Product warranty expense is included in cost of product revenue expense and totaled $4 and $6 for the three months ended March 31, 2026 and 2025, respectively.

11.Notes Payable

Notes payable consists of short and long-term financing arrangements:

	March 31,	December 31,
	2026	2025
Related party note payable	$-	$98
Other notes payable	-	16
Total notes payable	$-	$114
Less: current notes payable	-	(114)
Notes payable, net of current portion	$-	$-

On February 27, 2023, we entered into a promissory note with CrossFirst Bank in the amount of $278. The promissory note has a term of three (3) years with monthly payments of Eight Thousand Five Hundred Forty-Three ($8,543), including interest of 6.58%, beginning on March 27, 2023. Additionally, the promissory note is subject to certain financial covenants.

On November 1, 2022, as part of the acquisition of Allegiant Networks, we entered into a promissory note with the seller in the amount of $1.1 million. The loan agreement has a term of three (3) years with quarterly payments of Ninety-Eight Thousand Three Hundred Eighty-One ($98,381), including interest at 4.00%, beginning on April 1, 2023. As of March 31, 2026 and December 31, 2025, the outstanding balance of the related party note payable was $0 and $98, respectively. During the three months ended March 31, 2026 and 2025, the Company paid principal of $98 and $94, respectively and interest of $0 and $4, respectively.

12. Line of Credit

The Company maintained a line of credit with a maximum principal amount of $700, payable upon demand. The line of credit bears interest at 0.50% over the Wall Street Journal Prime Rate. As of March 31, 2026, there was an outstanding balance of $0 and $0 remained available for borrowing. The line of credit was collateralized by all company assets and subject to certain financial covenants. On February 18, 2026, the Company terminated the line of credit.

13. Fair Value Measurements

We have financial instruments as of March 31, 2026 and December 31, 2025 for which the fair value is summarized below (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$6,374	$6,374	$4,913	$4,913
Equipment financing receivables	8,162	8,162	4,639	4,639
Liabilities:
Finance lease obligations	$2	$2	$2	$2
Notes payable	-	-	114	115

We have no liabilities for which fair value is recognized in the balance sheet on a recurring basis as of March 31, 2026 and December 31, 2025.

14. Income Taxes

Our effective tax rate for the three months ended March 31, 2026 and 2025 was 4.8% and 3.6%, respectively, which resulted in an income tax benefit/(provision) of $(29) and $(44), respectively.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more-likely-than-not that such assets will not be realized. In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods by jurisdiction, unitary versus stand-alone state tax filings, our experience with loss carryforwards expiring unutilized, and all tax planning alternatives that may be available. As of December 31, 2025, management reviewed the weight of all the positive and negative evidence available. Management reviewed positive evidence such as three years of cumulative pretax income in the U.S. federal tax jurisdiction, and projections of future pretax income and the duration of statutory carry-forward periods and negative evidence such as the impact of future acquisitions on our cumulative pretax net income in the U.S. federal tax jurisdiction. As of December 31, 2025 the Company has a cumulative pretax income for the three-year lookback, excluding the gain on the sale of property and equipment, which is considered significant objectively verifiable negative evidence. Management also evaluated projections of future pretax income and the duration of statutory carry-forward periods to determine if the NOL carryforwards could be utilized in whole or in part before they expire unutilized. In our forecast and projections of future income, we also consider the impact of probable future acquisitions, and the impact additional intangible asset amortization expenses will have on our future pretax income. Forecasts and projections of future income are inherently subjective and therefore generally are given less weight, based on the extent to which the assumptions can be objectively verified based on historical experience. Although historical trends utilized in our projections are objectively verifiable, we assigned less weight to this positive evidence given the subjective nature of assumptions in projections and the unknown impact of the additional intangible asset amortization expense will have in future periods from the acquisition closed during the quarter ended March 31, 2026. Management reviewed negative evidence related to experience of credits and loss carryforwards expiring unutilized, and determined that although negative evidence exists, it was not significant evidence, as the current loss carryforwards do not begin to expire until 2034 and therefore risk is minimal. After reviewing the weight of the positive and negative evidence, management determined that the positive evidence was not sufficient enough to overcome the negative evidence of potentially returning to a cumulative pretax loss position for the three-year lookback in future periods as a result of additional intangible asset amortization expense from the business combination completed during the quarter ended March 31, 2026. Therefore, management determined that it is more likely than not that deferred tax assets of $7,687 are not realizable. Therefore, a valuation allowance of $7,687 was recorded against our gross deferred tax asset balance as of during the quarter ended March 31, 2026 and December 31, 2025.

15. Share-Based Compensation

The following table summarizes the statement of operations effect of share-based compensation for the three ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of service revenue	$32	$84
Cost of software solutions revenue	26	29
Selling and marketing	103	127
General and administrative	449	345
Research and development	111	141
Total share-based compensation expense	$721	$726

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

We leased office space in Tempe, Arizona under a non-cancelable operating lease agreement that expired in January 2025. On August 9, 2023, in connection with the sale of our corporate office building and land, we entered into a lease agreement to leaseback the property. The operating lease agreement has an initial term of eighteen full calendar months, with an option to terminate the lease on the last day of the twelfth full calendar month with a sixty-day notice. The operating lease agreement includes fixed fees for property tax, insurance, and common area maintenance (CAM). We account for the lease components and non-lease components such as fixed fee property tax and insurance charges as a single lease component. The CAM charges are considered a separate non-lease component of the lease agreement and are excluded from the measurement of the lease liability.We utilized our incremental borrowing rate of 6.58% to determine the present value of lease payments to determine our lease liability. Rental expense for the three months ended March 31, 2026 and 2025 was approximately $0 and $14, respectively. The Company terminated the lease agreement as of January 31, 2025.

We currently are in a non-cancelable commercial sublease operating agreement to sublease office space in Tempe Arizona, which is the headquarters for the Company. This sublease commenced on October 1, 2024, and will continue for thirty-seven (37) months through October 31, 2027. The base monthly rent is as follows: October 1, 2024 – September 30, 2025, $28; October 1, 2025 – September 30, 2026, $29, and October 1, 2026 – October 31, 2027, $30. The Company is entitled to three months of rent abatement, which will be January 2025, January 2026, and January 2027. If Operating Costs exceed $20 in a calendar year, then the Company shall be responsible for fifty (50%) percent of the amount exceeding $20. Rental expense for the three months ended March 31, 2026 and 2025 was approximately $81 and $80, respectively

We currently lease office space in San Diego, California under a non-cancelable operating lease agreement that expires in 2026. Rental expense for the three months ended March 31, 2026 and 2025 was approximately $23 and $22, respectively.

We currently lease office space in Overland Park, Kansas under a non-cancelable operating lease agreement that expires in 2027. The operating lease contains customary escalation clauses. Rental expense for the three months ended March 31, 2026 and 2025 was approximately $44 and $41, respectively.

We currently lease office space in Plano, Texas under a non-cancelable operating lease agreement that expires in 2026. Rental expense for the three months ended March 31, 2026 and 2025 was approximately $3 and $0, respectively.

We currently lease other assets under multiple operating leases. The leases expire on various dates through 2027 and the interest rates range from 3% to 15.74%. The expense is included in cost of product expenses and totaled approximately $15 and $18 for the three months ended March 31, 2026 and 2025, respectively.

We currently lease data center colocation space in Grand Rapids, Michigan, Las Vegas, Nevada, Dallas, Texas, Lenexa, Kansas, Plano, Texas, Secaucus, New Jersey and Phoenix, Arizona under non-cancelable operating lease agreements that expire on various dates through 2029. Rental expense for the three months ended March 31, 2026 and 2025 was approximately $123 and $114, respectively.

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company leases equipment and support under finance lease agreements which extends through 2026. The Company also leases one vehicle under a financing agreement. The outstanding balance for finance leases was $2 and $2 as of March 31, 2026 and December 31, 2025, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $10 and $486 as of March 31, 2026 and December 31, 2025, and assets classified as property and equipment on settled finance lease obligations are $486 and $486 as of March 31, 2026 and December 31, 2025, respectively. Related accumulated depreciation for all assets classified as property and equipment through finance lease agreements totaled $476 and $462 as of March 31, 2026 and December 31, 2025, respectively. The interest rates on finance lease obligations is 15.74% and interest expense was $0 for the three months ended March 31, 2026 and 2025.

The maturity of operating leases and finance lease liabilities as of March 31, 2026 are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2026 remaining	$506	$2
2027	457	-
2028	62	-
2029	41	-
2030	-	-
Total minimum lease payments	1,066	2
Less: amount representing interest	(75)	-
Present value of minimum lease payments	$991	$2

Lease term and discount rate	March 31, 2026
Weighted-average remaining lease term (years)
Operating leases	1.9
Finance leases	0.7
Weighted-average discount rate
Operating leases	7.7%
Finance leases	15.7%

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$172	$128
Operating cash flows from finance leases	-	-
Financing cash flows from finance leases	-	(19)

Non-cash investing and financing activities:
Additions to ROU assets obtained from:
New operating lease liabilities	-	-
New finance lease liabilities	-	-

17. Commitments and Contingencies

Annual Employee Bonus Plan Accrual

We utilize incentive bonuses to reward performance achievements, which provides potential annual cash bonus awards to Company employees, including Named Executive Officers (“NEOs”). Under the Bonus Plan, the Compensation Committee of the Board of Directors of the Company (the “Board”) has established a bonus pool of $1,089, for our NEOs and executive management team for the year ending December 31, 2026. The Board established a bonus pool of $409 for our non-executive employees, for the year ending December 31, 2026. Participants are eligible to receive cash bonus awards based upon achieving annual performance targets established by the Board for the year ending December 31, 2026, relating to annual revenue and adjusted EBITDA performance targets. Awards will be paid on a tiered scale based upon actual performance as a percentage of the performance targets with a floor and cap. Payments for individual performance targets met or exceeded are payable, whether or not all performance targets are met, consistent with the weighted amounts for each performance target within the bonus pools. Bonus awards for NEOs and executive management will be weighted 50% on annual revenue and 50% on Adjusted EBITDA. No bonus will be awarded for any performance target for which actual performance is less than 90% of target. At 90% or greater actual performance relative to the target, 50% of the weighted bonus amount for the performance target is payable. From 90% to 100% actual performance relative to the target, the remaining 50% of the weighted bonus amount is awarded pro rata with the percentage of actual performance exceeding 90% of target (i.e., each 1% excess over 90% of performance target equals 5% of the weighted bonus amount payable). If actual performance reaches 105% of the revenue performance target or 110% of the adjusted EBITDA performance target or greater for any individual performance target, then an additional 10% of the amount apportioned to that performance target will be payable as an additional bonus. Historically, for the years ended December 31, 2025 and 2024, the employee bonus plan performance targets were achieved at 100% or greater. Based on our financial performance as of March 31, 2026 and forecasted annualized results for the year ended December 31, 2026, management determined that the achievement of 100% of the annual revenue and Adjusted EBITDA performance targets is probable. Based on management’s estimate, the Company recorded an accrual of $375 for the employee bonus plan, which is included in accrued expense in the accompanying condensed consolidated balance sheet at March 31, 2026.

Purchase Obligations

In February 2024, the Company entered into a $5.4 million noncancellable five-year hosting service contract with Oracle, a third-party network service provider. The contract includes minimum quarterly commitments and the requirements to maintain the service level for the entire contract period. Under this agreement, $340 remains due during fiscal year 2026, $1.1 million will be due during fiscal 2026, $1.4 million will be due during fiscal 2027, $1.7 million will be due during fiscal 2028, and $456 will be due during fiscal 2029. During the three months ended March 31, 2026 and 2025, the Company has expensed $581 and $0, respectively of the purchase obligation and $216 and $141 is included in accrued expenses at March 31, 2026 and December 31, 2025, respectively.

Legal Proceedings

In the ordinary course of business, the Company may be involved in a variety of claims, lawsuits, investigations, and other proceedings, including patent infringement claims, employment litigation, regulatory compliance matters, and contractual disputes, that can arise in the normal course of the Company's operations. The Company recognizes a provision when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts the amount of the provision to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. As of March 31, 2026, the Company does not have a recorded liability for estimated losses. Legal costs are expensed as incurred.

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

Our chief operating decision maker (CODM) is our Chief Executive Officer, Jeffrey G. Korn. The CODM uses segment income/(loss) from operations before income taxes for purposes of allocating resources and evaluating financial performance predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis using the segment income/(loss) before taxes measure when making decisions about allocating capital and personnel to the segments. The CODM does not review assets in evaluating the results of the operating segments, and therefore, such information is not presented. Segment revenue, significant segment expenses, income/(loss) from operations, other income/(expense) and income/(loss) before income tax for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

Three Months Ended March 31, 2026	Cloud	Software
(In thousands)	Telecommunications	Solutions	Total
	Segment	Segment	Consolidated
Service revenue	$10,561	$-	$10,561
Software solutions revenue	-	7,723	7,723
Product revenue	2,426	-	2,426
Consolidated revenue	12,987	7,723	20,710

Less: significant and other segment expenses
Employee expenses	5,039	3,575	8,614
Commissions	2,021	362	2,383
Outsourced labor	522	559	1,081
Depreciation and amortization	717	452	1,169
Other segment items(1)	4,998	2,025	7,023
Total operating expense	13,297	6,973	20,270

Segment income/(loss) from operations	(310)	750	440

Less: other segment income/(expense)
Interest income	148	11	159
Interest expense	-	-	-
Other income/(expense)	1	7	8

Income/(loss) before income tax	$(161)	$768	$607

Income tax benefit/(provision)			(29)

Net income/(loss)			$578

_______________

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

_______________

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

The Company operates in two geographic areas, the United States and international. Revenue by geography is based on the location of the customer from which the revenue is earned. Revenue by geographic location is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$19,697	$15,353
International	1,013	704
Total revenue	$20,710	$16,057

19.Subsequent Events

Credit Agreement

In May 2026, the Company entered into a credit agreement with Wells Fargo Bank, National Association, (“Credit Agreement”), providing for a $5,000 Term Loan (the “Term Loan”) and $5,000 Revolving Credit Facility (the “Revolving Credit Facility”). The $5,000 Revolving Credit Facility commitments remain available for draw until May 2029, at which time it will terminate, and all outstanding revolving loans under the facility will be due and payable.

Borrowings under the Term Loan will bear interest, at a rate per annum equal to the Applicable Margin of 2.25% plus Term Secured Overnight Financing Rate (“SOFR”) in effect on the first day of the applicable. The interest period is a period commencing on a Federal Reserve Business Day and continuing for 1 month, 3 months, or 6 months as designated by borrower from time to time, during which the future outstanding principal balance bears interest. The outstanding principal balance of the Revolving Credit Facility shall bear interest either (i) at a fluctuating rate per annum equal to the Applicable Margin plus Daily Simple SOFR in effect from time to time, or (ii) at a rate per annum equal to the Applicable Margin plus Term SOFR in effect on the first day of the applicable Interest Period, as selected by the Company. The Company selected an interest period of quarterly. The applicable margin is determined based on the Company’s total net leverage ratio and varies between tranches from 2.25% at a less than or equal to 2.00 to 1.00 net leverage ratio and up to 2.75% at a greater than 2.50 to 1.00 net leverage ratio. Interest is payable quarterly in arrears on the last day of each fiscal quarter, with respect to borrowings bearing interest.

Any drawdown under the Credit Agreement would be subject to compliance with the restrictive covenants. The Company also pays a quarterly fee of up to 0.35% per annum on the daily unused amount of the Revolving Credit Facility commitments. The credit facilities are guaranteed by certain material domestic subsidiaries of the Company and secured by substantially all of the personal property of the Company and such subsidiary guarantors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) filed with the SEC and the Condensed Consolidated Financial Statements and notes thereto included in the 2026 Form 10-Qs and elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

OVERVIEW

Crexendo, Inc. is an award-winning software technology company that is a premier provider of cloud communication platform software and unified communications as a service (UCaaS) offering, including voice, video, contact center, premise systems, and managed IT services tailored to businesses of all sizes. Our cloud communications software solutions currently support over seven million end users globally, through an extensive network of over 240 cloud communication platform software subscribers and our direct retail offering. Our products and services can be categorized in the following offerings:

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
•

Subscription Maintenance and Support -The Company also sells separately-priced maintenance service contracts, which qualify as service-type warranties and represent separate performance obligations and customer support. Customer support includes software updates on a when-and-if-available basis, telephone support, integrated web-based support and bug fixes or patches.

•	Professional Services and Other -The Company's professional services include consulting, technical support, resident engineer services, design services and installation services.

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

Annualized Exit Monthly Recurring Subscriptions

We believe that our Annualized Exit Monthly Recurring Subscriptions (“AERR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends to formulate financial projections and make strategic business decisions. Our AERR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at March 31, 2026 were $4,854. As such, our AERR at March 31, 2026 was $58,249 compared to $57,529 at December 31, 2025.

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

Our key business metrics for the three months ended March 31, 2026 and March 31, 2025, were as follows (in thousands, except for percentages):

	As of March 31, 2026			As of March 31, 2025
	Cloud Telecommunications Services	Software Solutions	Consolidated	Cloud Telecommunications Services	Software Solutions	Consolidated
Annualized exit recurring revenue	$35,604	$22,645	$58,249	$33,757	$18,865	$52,622
Net dollar subscription retention rate	99%	102%	100%	99%	100%	100%
Adjusted EBITDA	1,619	1,556	3,175	928	1,791	2,719

RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-Q.

Results of Consolidated Operations (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2026	2025
Service revenue	$10,561	$8,182
Software solutions revenue	7,723	6,868
Product revenue	2,426	1,007
Total revenue	$20,710	$16,057
Income/(loss) before income tax	607	1,215
Income tax benefit/(provision)	(29)	(44)
Net income/(loss)	578	1,171
Basic earnings per share	$0.02	$0.04
Diluted earnings per share	$0.02	$0.04

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Total Revenue

Total revenue consists of service revenue, software solutions revenue and product revenue. The following table reflects our total revenue for the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percent Change
Total revenue	$20,710	$16,057	$4,653	29%

The increase in total revenue is due to acquired revenue contributed by our acquisition of ESI on March 1, 2026 of $2,099, an increase in product revenue of $1,117, an increase in software solutions revenue of $855, and increase in service revenue of $582.

Income/(loss) Before Income Tax

The following table reflects our income/(loss) before income tax for the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percent Change
Income/(loss) before income tax	$607	$1,215	$(608)	-50%

The decrease in income before income taxes is primarily related to an increase in operating expense of $5,363 offset by an increase in revenue of $4,653 and an increase in other income of $102. The increase in revenue is related to organic growth from existing customers and new customers, and acquired revenue contributed by our acquisition of ESI on March 1, 2026. The increase in operating expenses is primarily related to additional expenses of $2,130 contributed by our March 1, 2026 acquisition of ESI, an increase in cost of product revenue of $1,074, an increase in acquisition related expenses of $839, an increase in third-party hosting services of $601, an increase in commission expenses of $204, an increase in salaries, benefits, bonuses, and share-based compensation of $150, and an increase in other operating expenses of $365. The increase in other income is primarily related to an increase in interest income of $75, an increase in other income of $23, and a decrease in interest expense of $9.

Income Tax Benefit/(Provision)

The following table reflects our income tax benefit/(provision) for the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percent Change
Income tax benefit/(provision)	$(29)	$(44)	$15	34%

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

In our May 5, 2026 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income, EBITDA and Adjusted EBITDA. The terms Non-GAAP net income, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income/(loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Income/(Loss) to Non-GAAP Net Income
(Unaudited, in thousands, except for per share and share data)
	Three Months Ended March 31,
	2026	2025
U.S. GAAP net income/(loss)	$578	$1,171
Share-based compensation and related taxes (1)	727	798
Acquisition related expenses	839	-
Amortization of intangible assets	1,124	706
Non-GAAP net income	$3,268	$2,675

Non-GAAP earnings per common share:
Basic	$0.10	$0.10
Diluted	$0.10	$0.09

Weighted-average common shares outstanding:
Basic	31,533,566	28,024,280
Diluted	32,392,643	31,092,775

Reconciliation of U.S. GAAP Net Income/(Loss) to EBITDA to Adjusted EBITDA
(Unaudited, in thousands)
	Three Months Ended March 31,
	2026	2025
U.S. GAAP net income/(loss)	$578	$1,171
Depreciation and amortization	1,169	771
Interest expense	-	9
Other, net	(167)	(74)
Income tax provision	29	44
EBITDA	1,609	1,921
Share-based compensation and related taxes (1)	727	798
Acquisition related expenses	839	-
Adjusted EBITDA	$3,175	$2,719

______________

(1) For the three months ended March 31, 2026 and 2025, employer payroll tax expense related to share-based compensation was $6 and $72, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenue, operating income or loss and net income or loss, as well as on the value of certain assets and liabilities on our balance sheet. Please see Note 1 of Part I, Item 1 of this quarterly report on Form 10-Q for a summary of significant accounting policies. In addition, the estimates, assumptions and judgments involved in our accounting policies described in critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Operating Results of our Cloud Telecommunications Services Segment (in thousands):

	Three Months Ended March 31,
Cloud Telecommunications Services	2026	2025
Service revenue	$10,561	$8,182
Product revenue	2,426	1,007
Total revenue	$12,987	$9,189
Operating expenses:
Cost of service revenue	$3,884	$3,487
Cost of product revenue	1,673	599
Selling and marketing	4,284	2,852
General and administrative	3,245	1,938
Research and development	211	132
Total operating expenses	13,297	9,008
Income/(loss) from operations	(310)	181
Other income/(expense), net	149	81
Income/(loss) before income tax	$(161)	$262

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, managed IT service, and administrative fees. The following table reflects our service revenue for the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percent Change
Service revenue	$10,561	$8,182	$2,379	29%

The increase in service revenue is due to an increase in telecommunications services fees of $479, an increase in fees, commissions, and other, recognized over time of $188, an increase in sales-type lease interest of $32, offset by a decrease in one-time fees, commission and other of $117. Additional service revenue of $1,797 contributed by our acquisition of ESI on March 1, 2026. A substantial portion of cloud telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices, third-party equipment, and device as a service. The following table reflects our product revenue for the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percent Change
Product revenue	$2,426	$1,007	$1,419	141%

Product revenue fluctuates from one period to the next based on timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. Product revenue is recognized when products have been installed and services commence. Additionally, product revenue can fluctuate due to the allocation of discounts or sales promotions across the performance obligations. Our March 1, 2026 acquisition of ESI contributed $302 of additional product revenue.

Remaining Performance Obligations

Remaining Performance Obligations (RPOs) represents the total contract value of all contracts signed, less revenue recognized from those contracts as of March 31, 2026 and 2025. RPO’s increased 98%, or $53,442 to $108,125 as of March 31, 2026 as compared to $54,683 as of March 31, 2025. Our March 1, 2026 acquisition of ESI contributed $49,598 of the increase in RPO’s as of March 31, 2026. Below is a table which displays the Cloud Telecommunications segment remaining performance obligations as of January 1, 2026 and 2025, and March 31, 2026 and 2025, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications RPOs as of January 1, 2026	$60,694
Cloud Telecommunications RPOs as of March 31, 2026	$108,125

Cloud Telecommunications RPOs as of January 1, 2025	$55,369
Cloud Telecommunications RPOs as of March 31, 2025	$54,683

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, contract labor costs, credit card processing fees, customer support salaries, benefits, bonuses, and share-based compensation. The following table reflects our cost of service revenue for the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percent Change
Cost of service revenue	$3,884	$3,487	$397	11%

The increase in cost of service revenue was primarily related to additional cost of service revenue of $492 contributed by our March 1, 2026 acquisition of ESI, an increase in third-party telecommunications charges of $58, an increase in data center hosting of $20, and an increase in other cost of service revenue of $7 offset by a decrease in salaries, benefits, bonuses, and share-based compensation of $157 and a decrease in contract labor costs of $23.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percent Change
Cost of product revenue	$1,673	$599	$1,074	179%

The increase is directly related to an increase in product revenue for the quarter, and additional cost of product revenue of $154 contributed by our March 1, 2026 acquisition of ESI.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries, benefits, bonuses, and share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, amortization of customer relationship intangible assets, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percent Change
Selling and marketing	$4,284	$2,852	$1,432	50%

The increase in selling and marketing expense is primarily related to additional selling and marketing expense of $1,024 contributed by our March 1, 2026 acquisition of ESI, an increase in commission expense of $204 directly related to the increase in revenue, an increase in bad debt of $178 related to a large decrease in our provision for the three months ended March 31, 2025, an increase in marketing costs of $40, offset by a decrease in other sales and marketing expense of $14.

General and Administrative

General and administrative expenses consist of salaries, benefits, bonuses and share-based compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, depreciation, amortization of intangible assets, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percent Change
General and administrative	$3,245	$1,938	$1,307	67%

The increase in general and administrative expenses is primarily related to an increase in executive and administrative salaries, benefits, bonuses, and share-based compensation, of $584, an increase in legal expenses of $338 related to the acquisition of ESI, and additional general and administrative expense of $393 contributed by our March 1, 2026 acquisition of ESI, offset by a decrease in other general and administrative expenses of $8.

Research and Development

Research and development expenses primarily consist of salaries, benefits, bonuses, and share-based compensation, and outsourced engineering services related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percent Change
Research and development	$211	$132	$79	60%

The increase in research and development expenses is primarily related to additional research and development expense of $90 contributed by our March 1, 2026 acquisition of ESI and an increase in other research and development expenses of $9, offset by a decrease in salaries, benefits, bonuses, share-based compensation of $20.

Other Income/(Expense)

Other income/(expense) primarily relates to interest income, interest expense, net foreign exchange gains or losses, gain on the sale of property and equipment, and credit card cash back rewards. The following table reflects our other income/(expense) for the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percent Change
Other income/(expense), net	$149	$81	$68	84%

The change in other income/(expense) is primarily from an increase in interest income of $64 and a decrease in interest expense of $9 and additional other income/(expense) of $1 contributed by our March 1, 2026 acquisition of ESI, offset by a decrease in other income of $6

Operating Results of our Software Solutions segment (in thousands):

	Three Months Ended March 31,
Software Solutions	2026	2025
Software solutions revenue	$7,723	$6,868
Operating expenses:
Cost of software solutions revenue	2,436	1,490
Selling and marketing	1,370	1,437
General and administrative	1,811	1,581
Research and development	1,356	1,391
Total operating expenses	6,973	5,899
Income/(loss) from operations	750	969
Other income/(expense), net	18	(16)
Income/(loss) before income tax	$768	$953

Three months ended March 31, 2026 compared to three months ended March 31, 2025

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, professional services, and annual user group meeting fees. Software licenses are billed by the number of concurrent sessions a customer has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fixes, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training and implementation as well as custom mobile branding. The following table reflects our service revenue for the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percent Change
Software solutions revenue	$7,723	$6,868	$855	12%

The increase in software solutions revenue is primarily related to an increase in recurring software license and maintenance and support subscriptions of $1,056, offset by a decrease in perpetual software license revenue of $117 and a decrease in professional services and other revenue of $84.

Remaining Performance Obligations

Remaining Performance Obligations (RPOs) represents the total contract value of all contracts signed, less revenue recognized from those contracts as of March 31, 2026 and 2025. RPOs increased 1%, or $190 to $27,456 as of March 31, 2026, as compared to $27,266 as of March 31, 2025. Below is a table which displays the Software solutions segment remaining performance obligations as of January 1, 2026 and 2025, and March 31, 2026 and 2025, which we expect to recognize as revenue within the next thirty-six to sixty-months (in thousands):

Software solutions RPOs as of January 1, 2026	$28,372
Software solutions RPOs as of March 31, 2026	$27,456

Software solutions RPOs as of January 1, 2025	$30,262
Software solutions RPOs as of March 31, 2025	$27,266

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries, benefits, bonuses, and share-based compensation, amortization expense for developed technologies intangible assets, cost of data center hosting, third-party software, annual user group meeting costs, and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percent Change
Cost of software solutions revenue	$2,436	$1,490	$946	63%

The increase in cost of software solutions revenue is primarily related to an increase in third-party hosting service costs of $581, an increase in salaries, benefits, bonuses, share-based compensation, and headcount of $192, an increase of outsource services of $168, and an increase in other cost of software solutions revenue of $5.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries, benefits, bonuses, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, annual user group meeting costs, and sales support software. The following table reflects our selling and marketing expenses for the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percent Change
Selling and marketing	$1,370	$1,437	$(67)	-5%

The decrease in selling and marketing expense is primarily related to a decrease in marketing materials and trade shows of $45 and a decrease in other selling and marketing expenses of $22.

General and Administrative

General and administrative expenses consist of salaries, benefits, bonuses and share-based compensation for executives and administrative personnel, amortization of trademark and trade name intangible assets, legal, rent, equipment, accounting and other professional services, consulting fees, bank and merchant fee, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percent Change
General and administrative	$1,811	$1,581	$230	15%

The increase in general and administrative expenses is primarily related to an increase in salaries, benefits, bonuses, share-based compensation, of $136, an increase in bank and merchant fees of $60, an increase in the amortization of intangible assets of $28, and an increase in other general and administrative expenses of $6.

Research and Development

Research and development expenses primarily consist of salaries, benefits, bonuses, share-based compensation, and outsourcing engineering services related to the development of our software solutions. The following table reflects our research and development expense for the year end March 31, 2026, compared to the year ended March 31, 2025:

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percent Change
Research and development	$1,356	$1,391	$(35)	-3%

The decrease in research and development expenses is primarily related a decrease in outsourced engineering services expenses of $30 and a decrease in other research and development expenses of $5.

Other Income/(Expense)

Other income/(expense) primarily relates to net foreign exchange gains or losses and other income and expenses. The following table reflects our other income/(expense) for the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percent Change
Other income/(expense), net	$18	$(16)	$34	213%

The change in other income/(expense) is primarily related to an increase in other income of $34 and an increase in interest income of $10, offset by a decrease in foreign exchange gains/(losses) of $10.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We finance our operations primarily through services, software solutions, and product sales to our customers. As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $7,249 and $31,378, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment, asset acquisitions, business combinations, and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

Operating Activities

Cash provided by or used in operating activities is driven by our net income/(loss), adjustments to reconcile to net cash provided by or used in operating activities, the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business. The following table reflects our net cash provided by/(used in) operating activities for the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percent Change
Net cash provided by/(used in) operating activities	$2,037	$1,238	$799	65%

The net cash provided by operations for the three months ended March 31, 2026 was primarily driven by our net income of $609, non-cash expenses for depreciation and amortization of $1,169, share-based compensation of $721, an increase in accounts payable and accrued expenses of $248, a decrease in other assets of $256, a decrease in equipment financing receivables of $225, offset by an increase in trade receivables of $1,195, an increase in contract costs of $319, an increase in prepaid expenses of $180.

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

Investing Activities

Cash provided by or used in investing activities is driven by the purchase of property and equipment, business combinations, and asset acquisitions. The following table reflects our net cash provided by/(used in) investing activities for the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percent Change
Net cash provided by/(used in) investing activities	$(26,210)	$-	$(26,210)	-100%

The net cash used in investing activities for the three months ended March 31, 2026 relates to the acquisition of ESI completed on March 1, 2026.

Financing Activities

Cash provided by or used in financing activities is driven by the proceeds from the exercise of options, taxes paid on the net settlement of stock options and RSUs, payments of contingent consideration, proceeds from finance leases and notes payable, repayments made on finance leases and notes payable, proceeds and repayments on line of credit, and proceeds from the issuance of common stock in connection with an offering. The following table reflects our net cash provided by financing activities for the three months ended March 31, 2026, compared to the three months ended March 31, 2025:

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percent Change
Net cash provided by/(used in) financing activities	$61	$1,763	$(1,702)	-97%

Net cash provided by financing activities for the three months ended March 31, 2026, primarily relates to cash received from the exercise of stock options of $307, offset by repayments made on notes payable of $114 and the payments of employee tax withholdings from the net settlement of stock options and RSUs of $132.

Net cash provided by financing activities for the three months ended March 31, 2025, primarily relates to cash received from the exercise of stock options of $1,979, offset by repayments made on notes payable of $117, the payments of employee tax withholdings from the net settlement of stock options and RSUs of $80, and repayments made on finance leases of $19.

Contractual Obligations and Commitments

Except as set forth in Notes 10, 14 and 15 in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

OFF BALANCE SHEET ARRANGEMENTS

As of, March 31, 2026, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

RELATED PARTY TRANSACTIONS

On November 1, 2022, the Company completed the acquisition of Allegiant Networks, LLC, a Kansas limited liability company (the “Allegiant Networks”) to acquire from Seller one hundred percent (100%) of the issued and outstanding shares of Allegiant Networks in exchange for (i) a cash payment at closing in the amount of $2.0 million, (ii) a three-year promissory note by the Company in favor of Seller in the amount of $1.1 million, and (iii) 2,461,538 shares of the Company’s common stock, par value $0.001 per share. In connection with this transaction, the seller Bryan Dancer, became a greater than five percent shareholder of the Company. Therefore, the three-year promissory note in the amount of $1.1 million, is considered a related party transaction. The loan agreement has a term of three (3) years with quarterly payments of Ninety-Eight Thousand Three Hundred Eighty-one Dollars ($98,381), including interest at 4.00%, beginning on April 1, 2023. As of March 31, 2026 and December 31, 2025, the outstanding balance of the related party note payable was $0 and $98, respectively. During the three months ended March 31, 2026 and 2025, the Company paid principal of $98 and $94, respectively and interest of $0 and $4, respectively.

On February 1, 2024, the Company entered into a consulting agreement with Steven G. Mihaylo, Chairman Emeritus of the board of directors and a greater than five percent shareholder. In exchange for his consulting services, Mr. Mihaylo is to receive monthly consideration of $14 or $168 annually. During the three months ended March 31, 2026 and 2025, the company paid $42 and $42, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending or threatened that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

ITEM 1A. RISK FACTORS

There are many risk factors that may affect our business and the results of our operations, many of which are beyond our control. Information on certain risks that we believe are material to our business is set forth in “Part I – Item 1A. Risk Factors” of the 2025 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 5. OTHER INFORMATION

Adoption of New 10b5-1 Plan

No directors or officers, as defined in Rule 16a-1(f), have adopted a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the three months ended March 31, 2026.

Termination of 10b5-1 Plan

No directors or officers, as defined in Rule 16a-1(f), have terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the three months ended March 31, 2026.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number

2.1	Membership Interest Purchase Agreement, dated March 1, 2026, by and among Crexendo, Inc., Estech Holdings, Inc. and certain other individuals set forth therein	8-K	3/1/2026	2.1
2.2	Credit Agreement, dated May 1, 2026, by and among Crexendo, Inc and Wells Fargo Bank, National Association.	8-K	5/5/2026	2.2
31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
31.2	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350				X
32.2	Certification Pursuant to 18 U.S.C. Section 1350				X
10.1	2026 Employee Bonus Plan				X
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

_______________

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

Crexendo, Inc.

May 5, 2026	By:	/s/ Jeffrey G. Korn
Jeffrey G. Korn Chief Executive Officer

May 5, 2026	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer

