Form 10-Q
period 2026-06-30
Crexendo, Inc.
filed 2026-08-04
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2026 was 33,253,790.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Crexendo, Inc. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except par value and share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$18,289	$31,378
Trade receivables, net of allowance of $73 and $124, respectively	6,187	4,913
Contract assets, net of allowance of $2 and $0, respectively	114	-
Inventories	1,380	454
Equipment financing receivables, net of allowance of $75 and $50, respectively	2,741	1,416
Contract costs	4,156	2,318
Prepaid expenses	1,663	892
Income tax receivable	214	234
Other current assets	58	292
Total current assets	34,802	41,897

Contract assets, net of current portion, net of allowance of $139 and $145, respectively	848	402
Long-term equipment financing receivables, net of allowance of $149 and $107, respectively	5,351	3,223
Property and equipment, net	376	195
Operating lease right-of-use assets	751	1,006
Intangible assets, net	38,302	17,860
Goodwill	14,170	9,454
Contract costs, net of current portion	6,077	3,319
Other long-term assets	361	330
Total Assets	$101,038	$77,686

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,384	$649
Accrued expenses	10,561	8,391
Finance leases	1	2
Notes payable	454	114
Operating lease liabilities	511	493
Income tax payable	148	151
Contract liabilities	3,856	2,528
Total current liabilities	16,915	12,328

Contract liabilities, net of current portion	1,334	1,008
Notes payable, net of current portion	4,407	-
Operating lease liabilities, net of current portion	269	529
Total liabilities	22,925	13,865

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	-	-
Common stock, par value $0.001 per share - authorized 50,000,000 shares, 33,248,336 shares issued and outstanding as of June 30, 2026 and 31,004,327 shares issued and outstanding as of December 31, 2025	33	31
Additional paid-in capital	158,000	145,325
Accumulated deficit	(80,090)	(81,719)
Accumulated other comprehensive income	170	184
Total stockholders' equity	78,113	63,821

Total Liabilities and Stockholders' Equity	$101,038	$77,686

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service revenue	$14,868	$8,374	$25,429	$16,556
Software solutions revenue	7,327	6,975	15,050	13,843
Product revenue	2,451	1,203	4,877	2,210
Total revenue	24,646	16,552	45,356	32,609

Operating expenses:
Cost of service revenue	4,869	3,556	8,753	7,043
Cost of software solutions revenue	2,227	1,813	4,663	3,303
Cost of product revenue	1,361	687	3,034	1,286
Selling and marketing	7,968	4,371	13,622	8,660
General and administrative	5,336	3,585	10,392	7,104
Research and development	1,830	1,437	3,397	2,960
Total operating expenses	23,591	15,449	43,861	30,356

Income/(loss) from operations	1,055	1,103	1,495	2,253

Other income/(expense):
Interest income	$69	$126	$228	$210
Interest expense	(62)	(6)	(62)	(15)
Other income/(expense), net	14	57	22	47
Total other income/(expense), net	21	177	188	242

Income/(loss) before income tax	1,076	1,280	1,683	2,495

Income tax benefit/(provision)	(25)	(48)	(54)	(92)

Net income/(loss)	$1,051	$1,232	$1,629	$2,403

Earnings per common share:
Basic	$0.03	$0.04	$0.05	$0.08
Diluted	$0.03	$0.04	$0.05	$0.08

Weighted-average common shares outstanding:
Basic	32,771,741	29,430,050	32,156,074	28,731,048
Diluted	34,228,693	31,324,711	33,492,258	31,165,361

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income/(loss)	$1,051	$1,232	$1,629	$2,403
Other comprehensive income, net of tax
Foreign currency translation gain/(loss)	3	33	(14)	46
Total other comprehensive income/(loss)	3	33	(14)	46
Comprehensive income/(loss)	$1,054	$1,265	$1,615	$2,449

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2026 and 2025

(Unaudited, in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2026	31,004,327	$31	$145,325	$184	$(81,719)	$63,821
Share-based compensation	-	-	721	-	-	721
Vesting of restricted stock units	44,207	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	(17)	-	(17)
Issuance of common stock for exercise of stock options	184,471	-	307	-	-	307
Taxes paid on the net settlement of stock options and RSUs	-	-	(132)	-	-	(132)
Issuance of common stock in connection with a business acquisition	1,159,638	1	7,432	-	-	7,433
Net income/(loss)	-	-	-	-	578	578
Balance, March 31, 2026	32,392,643	$32	$153,653	$167	$(81,141)	$72,711
Share-based compensation	-	-	915	-	-	915
Vesting of restricted stock units	75,376	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	3	-	3
Issuance of common stock for exercise of stock options	780,317	1	3,717	-	-	3,718
Taxes paid on the net settlement of stock options and RSUs	-	-	(285)	-	-	(285)
Net income/(loss)	-	-	-	-	1,051	1,051
Balance, June 30, 2026	33,248,336	$33	$158,000	$170	$(80,090)	$78,113

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2025	27,621,557	$28	$138,015	$160	$(86,790)	$51,413
Share-based compensation	-	-	726	-	-	726
Vesting of restricted stock units	22,977	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	13	-	13
Issuance of common stock for exercise of stock options	1,345,852	1	1,978	-	-	1,979
Taxes paid on the net settlement of stock options and RSUs	-	-	(80)	-	-	(80)
Net income/(loss)	-	-	-	-	1,171	1,171
Balance, March 31, 2025	28,990,386	$29	$140,639	$173	$(85,619)	$55,222
Share-based compensation	-	-	762	-	-	762
Vesting of restricted stock units	44,862	-		-	-	-
Foreign currency translation adjustment, net of tax		-	-	33	-	33
Issuance of common stock for exercise of stock options	1,124,969	1	1,158	-	-	1,159
Taxes paid on the net settlement of stock options and RSUs	-	-	(107)	-	-	(107)
Net income/(loss)	-	-		-	1,232	1,232
Balance, June 30, 2025	30,160,217	$30	$142,452	$206	$(84,387)	$58,301

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$1,629	$2,403
Adjustments to reconcile net income/(loss) to net cash provided by/(used for) operating activities:
Depreciation and amortization	3,066	1,627
Allowance for credit losses	14	(88)
Share-based compensation	1,636	1,488
Non-cash operating lease amortization	13	16
Amortization of debt discount	8	-
Changes in assets and liabilities:
Trade receivables	(894)	(1,268)
Contract assets	(43)	(54)
Equipment financing receivables	157	(281)
Inventories	(24)	(225)
Contract costs	(583)	(231)
Prepaid expenses	(553)	(421)
Income tax receivable	20	(152)
Other assets	215	(321)
Accounts payable and accrued expenses	(298)	(8)
Income tax payable	(3)	4
Contract liabilities	428	44
Net cash provided by/(used for) operating activities	4,788	2,533
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of a business, net of cash acquired	(26,209)	-
Purchase of property and equipment	-	(18)
Net cash used for investing activities	(26,209)	(18)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments made on finance leases	(1)	(19)
Repayments made on notes payable	(114)	(236)
Proceeds from exercise of options	4,025	3,138
Taxes paid on the net settlement of stock options and RSUs	(417)	(187)
Proceeds from issuance of note payable	5,000	-
Debt issuance costs paid	(147)	-
Net cash provided by/(used for) financing activities	8,346	2,696
Effect of exchange rate changes on cash	(14)	46
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(13,089)	5,257
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	31,378	18,193
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$18,289	$23,450
Cash used during the year for:
Income taxes, net	$(34)	$(243)
Interest expense	$(1)	$(11)
Supplemental disclosure of non-cash investing and financing information:
Capitalized software development costs	$-	$410
Stock issued for the acquisition of a business	$7,433	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited, in thousands, except per share and share data)

1. Significant Accounting Policies

Description of Business – Crexendo, Inc. is incorporated in the state of Nevada. As used hereafter in the notes to condensed consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company.” Crexendo, Inc. is an award-winning software technology company that is a premier provider of cloud communication platform software and unified communications as a service (UCaaS) offerings, including voice, video, contact center, and managed IT services tailored to businesses of all sizes. Our cloud communications software solutions currently support over six million end users globally, through an extensive network of over 245 cloud communication platform software subscribers and our direct retail offering. The Company has two operating segments, which consist of Cloud Telecommunications and Software Solutions.

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

Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the three months ended June 30, 2026 and 2025, the Company recorded foreign currency translation gains/(losses) of $3, and $33, respectively, and during the six months ended June 30, 2026 and 2025, the Company recorded foreign currency gains/(losses) of ($14) and $46, respectively, on our consolidated statements of comprehensive income (loss).

Cash and Cash Equivalents – We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $17,634 and $30,715, respectively.

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

Contract Costs – Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining software solutions and telecommunication service contracts which are recoverable. The Company capitalized contract costs in the amount of $10,233 and $5,002 at June 30, 2026 and December 31, 2025, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate, which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the three months ended June 30, 2026 and 2025, the Company amortized $1,378 and $749, respectively, and during the six months ended June 30, 2026 and 2025, the Company amortized $2,432 and $1,572 respectively, and there was no impairment loss in relation to the costs capitalized.

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

Income Taxes – We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with accounting guidance. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. At December 31, 2025, we determined that it is more likely-than-not that we will not be able to realize our deferred income tax assets in the future. A valuation allowance of $7,687 and $7,687 was recorded against our gross deferred tax asset balance as of June 30, 2026 and December 31, 2025, respectively.

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

Significant Customers – No customer accounted for 10% or more of our total revenue for the three and six months ended June 30, 2026 and 2025. No customer accounted for 10% or more of our total trade receivables as of June 30, 2026 and December 31, 2025.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This ASU provides entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606 by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. The amendments in ASU 2025-05 are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early prospective adoption permitted. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements – In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The ASU represents changes to the Codification that clarify, correct errors, or make minor improvements. The amendments make the Codification easier to understand and apply. The amendments in ASU 2025-12 are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. Except for the amendments to Topic 260, Earnings Per Share this ASU can be applied either prospectively or retrospectively with transition method elected on an issue-by-issue basis. The Company is currently evaluating ASU 2025-12 to determine the impact it may have on our consolidated financial statements.

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

Three Months Ended June 30, 2026	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$2,451	$-	$2,451
Equipment financing revenue	411	8	419
Telecommunications services	12,673	-	12,673
Fees, commissions, and other, recognized over time	1,284	-	1,284
One time fees, commissions and other	500	-	500
Software licenses	-	1,259	1,259
Subscription maintenance and support	-	5,856	5,856
Professional services and other	-	204	204
	$17,319	$7,327	$24,646
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$2,951	$1,463	$4,414
Products, services, and fees transferred over time	14,368	5,864	20,232
	$17,319	$7,327	$24,646

Three Months Ended June 30, 2025	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$1,203	$-	$1,203
Equipment financing revenue	206	-	206
Telecommunications services	7,081	-	7,081
Fees, commissions, and other, recognized over time	651	-	651
One time fees, commissions and other	436	-	436
Software licenses	-	1,962	1,962
Subsrciption maintenance and support	-	4,822	4,822
Professional services and other	-	191	191
	$9,577	$6,975	$16,552
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$1,639	$2,153	$3,792
Products, services, and fees transferred over time	7,938	4,822	12,760
	$9,577	$6,975	$16,552

Six Months Ended June 30, 2026	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$4,877	$-	$4,877
Equipment financing revenue	702	15	717
Telecommunications services	21,732	-	21,732
Fees, commissions, and other, recognized over time	2,140	-	2,140
One time fees, commissions and other	855	-	855
Software licenses	-	3,146	3,146
Subscription maintenance and support	-	11,499	11,499
Professional services and other	-	390	390
	$30,306	$15,050	$45,356
Timing of revenue recognition
Products and fees recognized at a point in time	$5,732	$3,536	$9,268
Services and fees transferred over time	24,574	11,514	36,088
	$30,306	$15,050	$45,356

Six Months Ended June 30, 2025	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$2,210	$-	$2,210
Equipment financing revenue	404	-	404
Telecommunications services	14,014	-	14,014
Fees, commissions, and other, recognized over time	1,249	-	1,249
One time fees, commissions and other	889	-	889
Software licenses	-	3,973	3,973
Subscription maintenance and support	-	9,409	9,409
Professional services and other	-	461	461
	$18,766	$13,843	$32,609
Timing of revenue recognition
Products and fees recognized at a point in time	$3,099	$4,434	$7,533
Services and fees transferred over time	15,667	9,409	25,076
	$18,766	$13,843	$32,609

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	June 30,	December 31,
(In thousands)	2026	2025
Receivables, which are included in trade receivables, net of allowance for credit losses	$6,187	$4,913
Contract assets, net of allowance for credit losses	962	402
Contract liabilities	5,190	3,536

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	For the Six Months Ended		For the Year Ended
(In thousands)	June 30, 2026		December 31, 2025
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(1,581)	$-	$(2,641)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	3,235	-	2,805
Transferred to receivables from contract assets recognized at the beginning of the period, net of allowance for credit losses	(165)	-	(251)	-
Increase due to additional unamortized discounts	725	-	247	-

Contract assets and allowance for credit losses

Our contract assets balance consists of the Company’s rights to consideration for work completed but not billed as of the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract assets were as follows (in thousands):

	June 30,	December 31,
	2026	2025
Gross contract assets	$1,103	$547
Less: allowance for credit losses	(141)	(145)
Contract assets, net of allowance for credit losses	$962	$402

                The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2025	$145
Allowance acquired in business combination	6
Provision	22
Write-offs	(43)
Recoveries and other	(6)
Balance at March 31, 2026	$124
Provision	21
Write-offs	(1)
Recoveries and other	(3)
Balance at June 30, 2026	$141

The allowance for credit losses is determined based on an assessment of historical collection experience using the loss-rate method as well as consideration of current and future economic conditions and changes in our loss-rate trends. We utilize a five-year lookback period to establish our estimate of expected credit losses, as our contractual terms range from three to five years. Based on that assessment, the allowance for credit losses as a percent of gross contract assets decreased to 12.7% at June 30, 2026 from 26.4% at December 31, 2025.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2026	2027	2028	2029	2030 and thereafter	Total
Cloud telecommunications segment
Desktop devices	$862	-	-	-	-	$862
Telecommunications services RPOs	24,128	35,596	25,762	16,845	7,787	110,118
Total cloud telecommunications	24,990	35,596	25,762	16,845	7,787	110,980
Software solutions segment
Software solutions RPOs	10,251	9,659	5,010	2,139	932	27,991
Total consolidated RPOs	$35,241	45,255	30,772	18,984	8,719	$138,971

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income/(loss) (in thousands) (A)	$1,051	$1,232	$1,629	$2,403

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	32,771,741	29,430,050	32,156,074	28,731,048
Dilutive effect of stock-based awards	1,456,952	1,804,661	1,336,184	2,434,313
Diluted weighted-average outstanding shares of common stock (C)	34,228,693	31,234,711	33,492,258	31,165,361

Earnings per common share:
Basic (A/B)	$0.03	$0.04	$0.05	$0.08
Diluted (A/C)	$0.03	$0.04	$0.05	$0.08

For the three and six months ended June 30, 2026 and 2025, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net income per share because including them would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	555,829	2,331,638	506,854	1,725,349

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

The acquisition was accounted for under the acquisition method of accounting, and the operating results of ESI have been included in our condensed consolidated financial statements from the closing date of the acquisition. The historical results of operations of ESI were not significant to the Company’s condensed consolidated results of operations for the periods presented. Under the acquisition method of accounting, the aggregate amount of consideration paid by us was allocated to ESI’s net tangible assets and intangible assets based on their estimated fair values as of the acquisition closing date. The preliminary purchase price allocation, as set forth in the table below, reflects various preliminary fair value estimates and analysis prepared by the Company. We retained an independent third-party valuation firm to assist management in our valuation of the acquired assets and liabilities assumed and we expect this valuation to be completed during the third quarter of 2026. ESI required additional time to complete their historical audited financial statement for the year ended December 31, 2025, which was issued in May 2026. The preliminary purchase price allocation is subject to revision as a more detailed analysis is completed by a third-party valuation specialist and additional information on the fair values of ESI’s assets and liabilities becomes available. Any change in the fair value of the net assets of ESI will change the amount of the purchase price allocable to goodwill. Final purchase accounting adjustments may differ materially from preliminary purchase price allocation presented here. The preliminary areas of the purchase price allocation that are not yet finalized relate to the identification and valuation of intangible assets by an independent third-party valuation firm and the determination of fair values of certain assets and liabilities; trade receivable, right-of-use assets and associated liabilities, deferred tax assets, contract costs, and various accrued liabilities. We anticipate finalizing our purchase price allocation during 2026. The following table presents the preliminary allocation of the assets acquired and liabilities assumed as of March 1, 2026 (in thousands):

	Preliminary Purchase Price Allocation	Adjustments		Adjusted Purchase Price Allocation
Total purchase price	$34,733	-		$34,733
Cash and cash equivalents	1,090	2	(a)	1,092
Trade receivables, net of allowance	287	42	(b)	329
Contract assets, net of allowance	139	-		139
Inventories	902	-		902
Equipment financing receivables, net of allowance	1,219	-		1,219
Contract costs	1,483	-		1,483
Prepaid expenses	260	(43	)(b)	217
Other current assets	12	-		12
Contract assets, net of current portion	374	-		374
Long-term equipment financing receivables, net of allowance	2,460	-		2,460
Property and equipment, net	289	-		289
Contract costs, net of current portion	2,530	-		2,530
Intangible assets acquired (FV)	23,400	-		23,400
Total identifiable assets	34,445			34,446

Accounts payable	1,520	(10	)(b)	1,510
Accrued expenses	1,727	(34	)(b)	1,693
Contract liabilities	236	-		236
Contract liabilities, net of current portion	990	-		990
Total liabilities assumed	4,473			4,429
Total goodwill	$4,761	(45)		$4,716

___________________

(a) During the second quarter of 2026, we identified measurement period adjustments related to preliminary fair value estimates. The measurement period adjustment was due to an adjustment to the payment of a pre-acquisition liability and a decrease to goodwill of $2.

(b) During the second quarter of 2026, we identified measurement period adjustments related to preliminary fair value estimates. The measurement period adjustments were due to revisions to our estimates for various assets acquired and liabilities assumed, resulting in a net decrease of $1 to assets acquired, a decrease of $44 to liabilities assumed, and a decrease to goodwill of $43.

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

The following unaudited pro forma information presents our consolidated results of operations as if ESI had been included in our consolidated results since January 1, 2025:

	For the Six Months Ended June 30, (Unaudited, in thousands)
	2026	2025
Revenues	$49,753	$44,932
Net income/(loss)	2,740	912
Earnings per share	$0.08	$0.03

The unaudited pro forma financial information is presented for informational purposes only and may not necessarily reflect the Company’s future results of operations or what the results of operations would have been had the Company owned and operated ESI as of January 1, 2025.

Acquisition-related expenses incurred by us in connection with the ESI acquisition of $180 for the three months ended June 30, 2026 and $1,019 for the six months ended June 30, 2026, are recorded within general and administrative expenses in our condensed consolidated statements of operations.

5. Trade Receivables and Allowance for Credit Losses

Our trade receivables balance consists of traditional trade receivables. Trade receivables were as follows (in thousands):

	June 30,	December 31,
	2026	2025
Gross trade receivables	$6,260	$5,037
Less: allowance for credit losses	(73)	(124)
Trade receivables, net	$6,187	$4,913

Current trade receivables, net	$6,187	$4,913
Long-term trade receivables, net	-	-
Trade receivables, net	$6,187	$4,913

                The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2025	$124
Allowance acquired in business combination	11
Provision	39
Write-offs	(19)
Recoveries and other	1
Balance at March 31, 2026	$156
Provision	25
Write-offs	(27)
Recoveries and other	(81)
Balance at June 30, 2026	$73

The allowance for credit losses is determined based on an assessment of historical collection experience using the aging schedule method as well as consideration of current and future economic conditions. Based on that assessment, the allowance for credit losses as a percent of gross trade receivables decreased to 1.2% at June 30, 2026 from 2.5% at December 31, 2025.

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

	June 30,	December 31,
	2026	2025
Gross equipment financing receivables	$11,253	$6,543
Less: unearned income	(2,937)	(1,747)
Less: allowance for credit losses	(224)	(157)
Equipment financing receivables, net	$8,092	$4,639

Current equipment financing receivables, net	$2,741	$1,416
Long-term equipment financing receivables, net	5,351	3,223
Equipment financing receivables, net	$8,092	$4,639

                A summary of our gross equipment financing receivables’ future contractual maturities, is as follows (in thousands):

Year ending December 31,
2026 remaining	$2,189
2027	3,819
2028	2,764
2029	1,655
2030	759
2031 and thereafter	67
Total	$11,253

Allowance for Credit Losses

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2025	$157
Allowance acquired in business combination	68
Provision	54
Write-offs	(54)
Recoveries and other	-
Balance at March 31, 2026	$225
Provision	25
Write-offs	(26)
Recoveries and other	-
Balance at June 30, 2026	$224

Aging of Receivables

                The aging of gross equipment financing receivables was as follows (in thousands):

	June 30,	December 31,
	2026	2025
Past due amounts 0 - 90 days	$8,305	$4,786
Past due amounts > 90 days	11	10
Total	$8,316	$4,796

Our equipment financing receivable portfolio is primarily in the United States. The allowance for credit losses is determined principally based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, the allowance for credit losses as a percent of gross equipment financing receivables (net of unearned income) decreased to 2.7% at June 30, 2026 from 3.3% at December 31, 2025.

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

The table below shows gross equipment financing receivables and current period gross write offs by year of origination (in thousands):

	June 30, 2026							December 31, 2025
	2026	2025	2024	2023	2022	Prior	Total Equipment Financing Receivables	Total Equipment Financing Receivables
United States	$1,308	3,164	2,136	1,217	459	32	$8,316	$4,796
Current period gross write offs	$5	19	47	6	3	-	$80	$50

6. Prepaid Expenses

                Prepaid expenses consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Prepaid corporate insurance	$305	$88
Prepaid software services and support	610	612
Prepaid employee insurance premiums	285	-
Prepaid Nasdaq listing fee	36	-
User group meeting fees	250	125
Prepaid rent	-	15
Other prepaid expenses	177	52
Total prepaid expenses	$1,663	$892

7. Property and Equipment

                Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Computer and office equipment	2,449	2,160
Computer software	589	589
Internal-use software	14	14
Vehicles	143	143
Leasehold improvements	34	34
Less: accumulated depreciation	(2,853)	(2,745)
Total property and equipment, net	$376	$195

Depreciation expense is included in general and administrative expenses and totaled $63 and $55 for the three months ended June 30, 2026 and 2025, respectively, and $108 and $120 for the six months ended June 30, 2026 and 2025, respectively.

8. Intangible Assets and Goodwill

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$48,373	$(11,874)	$36,499	$26,073	$(9,404)	$16,669
Developed technologies	4,900	(4,119)	781	4,900	(3,811)	1,089
Trademark and trade names	1,500	(478)	1,022	400	(400)	-
Capitalized software development costs	410	(410)	-	410	(308)	102
Total acquired intangible assets	$55,183	$(16,881)	$38,302	$31,783	$(13,923)	$17,860

As of June 30, 2026, the weighted average remaining useful life for customer relationships was 12.5 years, Trademarks was 5.5 years, and developed technologies was 0.9 years.

Amortization expense for customer relationships intangible assets is included in selling and marketing expenses, amortization expense for developed technologies intangible assets is included in cost of software solutions revenue, and amortization expense for trademark and trade name intangible assets is included in general and administrative expenses. The following table summarizes the amortization expense by financial statement line item (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of software solutions revenue	$154	$183	$308	$365
Selling and marketing	1,622	499	2,470	1,000
General and administrative	58	119	180	142
Total amortization expense	$1,834	$801	$2,958	$1,507

                As of June 30, 2026, annual amortization of definite lived intangible assets, based on existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Year ending December 31,
2026 remaining	$3,669
2027	6,179
2028	4,850
2029	4,219
2030	3,640
2031 and thereafter	15,745
Total	$38,302

The following table provides a summary of changes in the carrying amounts of goodwill (in thousands):

Goodwill
Balance at January 1, 2025	$9,454
Additions	-
Balance at December 31, 2025	$9,454
Additions	4,716
Balance at June 30, 2026	$14,170

9. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued wages and benefits	$3,672	$2,974
Accrued accounts payable	2,806	2,532
Accrued sales and telecommunications taxes	3,207	2,213
Product warranty liability	62	21
Cloud computing arrangements	162	159
Credit cards	115	103
Other	537	389
Total accrued expenses	$10,561	$8,391

The changes in aggregate product warranty liabilities for the year ended December 31, 2025 and the six months ended June 30, 2026 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2025	$32
Accrual for warranties	21
Adjustments related to pre-existing warranties	(13)
Warranty settlements	(19)
Balance at December 31, 2025	21
Accrual for warranties	52
Warranty settlements	(11)
Balance at June 30, 2026	$62

Product warranty expense is included in cost of product revenue expense and totaled $7 and $6 for the three months ended June 30, 2026 and 2025, respectively, and $11 and $12 for the six months ended June 30, 2026 and 2025, respectively.

10. Notes Payable

Notes payable consists of short and long-term financing arrangements:

	June 30,	December 31,
	2026	2025
Related party note payable	$-	$98
Other notes payable	4,861	16
Total notes payable	$4,861	$114
Less: current notes payable	(454)	(114)
Notes payable, net of current portion	$4,407	$-

In May 2026, the Company entered into a credit agreement with Wells Fargo Bank, National Association, (“Credit Agreement”), providing for a $5,000 Term Loan. Borrowings under the Term Loan will bear interest, at a rate per annum equal to the Applicable Margin of 2.25% plus the Term Secured Overnight Financing Rate (“SOFR”) in effect on the first day of the applicable interest period. The interest period is a period commencing on a Federal Reserve Business Day and continuing for 1 month, 3 months, or 6 months as designated by the borrower from time to time, during which the future outstanding principal balance bears interest. The applicable margin is determined based on the Company’s total net leverage ratio (as defined in the agreement) and varies between tranches from 2.25% at a less than or equal to 2.00 to 1.00 net leverage ratio and up to 2.75% at a greater than 2.50 to 1.00 net leverage ratio. Interest is payable quarterly in arrears on the last day of each fiscal quarter, with respect to borrowings bearing interest. The Term Loan is subject to compliance with the restrictive covenants as defined in the agreement. The credit facility is guaranteed by certain material domestic subsidiaries of the Company and secured by substantially all of the personal property of the Company and such subsidiary guarantors. In connection with the Credit Agreement, the Company incurred $147 of total debt issuance costs. As of June 30, 2026, $139 of unamortized debt issuance costs remained.

On February 27, 2023, we entered into a promissory note with CrossFirst Bank in the amount of $278. The promissory note had a term of three (3) years with monthly payments of Eight Thousand Five Hundred Forty-Three ($8,543), including interest of 6.58%, beginning on March 27, 2023. Additionally, the promissory note is subject to certain financial covenants.

On November 1, 2022, as part of the acquisition of Allegiant Networks, we entered into a promissory note with the seller in the amount of $1.1 million. The loan agreement had a term of three (3) years with quarterly payments of Ninety-Eight Thousand Three Hundred Eighty-One ($98,381), including interest at 4.00%, beginning on April 1, 2023. As of June 30, 2026 and December 31, 2025, the outstanding balance of the related party note payable was $0 and $98, respectively. During the three months ended June 30, 2026 and 2025, the Company paid principal of $0 and $94, respectively, and interest of $0 and $4, respectively. During the six months ended June 30, 2026 and 2025, the Company paid principal of $98 and $188, respectively, and interest of $0 and $8, respectively.

As of June 30, 2026, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2026 remaining	$250
2027	500
2028	500
2029	3,750
2030	-
Total	$5,000

11. Line of Credit

In May 2026, the Company entered into a credit agreement with Wells Fargo Bank, National Association, (“Credit Agreement”), providing for a $5,000 Revolving Credit Facility. The $5,000 Revolving Credit Facility commitments remain available for draw until May 2029, at which time it will terminate, and all outstanding revolving loans under the facility will be due and payable. Borrowings under the Revolving Credit Facility shall bear interest either (i) at a fluctuating rate per annum equal to the Applicable Margin plus Daily Simple SOFR in effect from time to time, or (ii) at a rate per annum equal to the Applicable Margin plus Term SOFR in effect on the first day of the applicable Interest Period, as selected by the Company. The Company selected an interest period of quarterly. The applicable margin is determined based on the Company’s total net leverage ratio (as defined in the agreement) and varies between tranches from 2.25% at a less than or equal to 2.00 to 1.00 net leverage ratio and up to 2.75% at a greater than 2.50 to 1.00 net leverage ratio. Interest is payable quarterly in arrears on the last day of each fiscal quarter, with respect to borrowings bearing interest. Any drawdown under the Credit Agreement would be subject to compliance with the restrictive covenants as defined in the agreement. The Company also pays a quarterly fee of up to 0.35% per annum on the daily unused amount of the Revolving Credit Facility commitments. The credit facility is guaranteed by certain material domestic subsidiaries of the Company and secured by substantially all of the personal property of the Company and such subsidiary guarantors. As of June 30, 2026, there was an outstanding balance of $0, and $5,000 remained available for borrowing.

The Company maintained a line of credit with a maximum principal amount of $700, payable upon demand. The line of credit bore interest at 0.50% over the Wall Street Journal Prime Rate. As of June 30, 2026, there was an outstanding balance of $0 and $0 remained available for borrowing. The line of credit was collateralized by all company assets and subject to certain financial covenants. On February 18, 2026, the Company terminated the line of credit.

12. Fair Value Measurements

We have financial instruments as of June 30, 2026 and December 31, 2025 for which the fair value is summarized below (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$6,187	$6,187	$4,913	$4,913
Equipment financing receivables	8,092	8,092	4,639	4,639
Liabilities:
Finance lease obligations	$1	$1	$2	$2
Notes payable	4,861	4,808	114	115

We have no liabilities for which fair value is recognized in the balance sheet on a recurring basis as of June 30, 2026 and December 31, 2025.

13. Income Taxes

Our effective tax rate for the three months ended June 30, 2026 and 2025 was 2.3% and 3.8%, respectively, which resulted in an income tax benefit/(provision) of $(25) and $(48), respectively. Our effective tax rate for the six months ended June 30, 2026 and 2025 was 3.2% and 3.7%, respectively, which resulted in an income tax benefit/(provision) of $(54) and $(92), respectively.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more-likely-than-not that such assets will not be realized. In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods by jurisdiction, unitary versus stand-alone state tax filings, our experience with loss carryforwards expiring unutilized, and all tax planning alternatives that may be available. As of December 31, 2025, management reviewed the weight of all the positive and negative evidence available. Management reviewed positive evidence such as three years of cumulative pretax income in the U.S. federal tax jurisdiction, and projections of future pretax income and the duration of statutory carry-forward periods and negative evidence such as the impact of future acquisitions on our cumulative pretax net income in the U.S. federal tax jurisdiction. As of December 31, 2025 the Company has a cumulative pretax income for the three-year lookback, excluding the gain on the sale of property and equipment, which is considered significant objectively verifiable negative evidence. Management also evaluated projections of future pretax income and the duration of statutory carry-forward periods to determine if the NOL carryforwards could be utilized in whole or in part before they expire unutilized. In our forecast and projections of future income, we also consider the impact of probable future acquisitions, and the impact additional intangible asset amortization expenses will have on our future pretax income.  Forecasts and projections of future income are inherently subjective and therefore generally are given less weight, based on the extent to which the assumptions can be objectively verified based on historical experience. Although historical trends utilized in our projections are objectively verifiable, we assigned less weight to this positive evidence given the subjective nature of assumptions in projections and the unknown impact of the additional intangible asset amortization expense will have in future periods from the acquisition closed during the quarter ended March 31, 2026.  Management reviewed negative evidence related to experience of credits and loss carryforwards expiring unutilized, and determined that although negative evidence exists, it was not significant evidence, as the current loss carryforwards do not begin to expire until 2034 and therefore risk is minimal. After reviewing the weight of the positive and negative evidence, management determined that the positive evidence was not sufficient enough to overcome the negative evidence of potentially returning to a cumulative pretax loss position for the three-year lookback in future periods as a result of additional intangible asset amortization expense from the business combination completed during the quarter ended March 31, 2026. Therefore, management determined that it is more likely than not that deferred tax assets of $7,687 are not realizable. Therefore, a valuation allowance of $7,687 was recorded against our gross deferred tax asset balance as of June 30, 2026 and December 31, 2025.

14. Share-Based Compensation

The following table summarizes the statement of operations effect of share-based compensation for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of service revenue	$31	$57	$63	$141
Cost of software solutions revenue	29	31	55	60
Selling and marketing	132	113	1,050	239
General and administrative	601	448	235	793
Research and development	122	113	233	255
Total share-based compensation expense	$915	$762	$1,636	$1,488

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

We leased office space in Tempe, Arizona under a non-cancelable operating lease agreement that expired in January 2025. On August 9, 2023, in connection with the sale of our corporate office building and land, we entered into a lease agreement to leaseback the property. The operating lease agreement had an initial term of eighteen full calendar months, with an option to terminate the lease on the last day of the twelfth full calendar month with a sixty-day notice. The operating lease agreement included fixed fees for property tax, insurance, and common area maintenance (CAM). We accounted for the lease components and non-lease components such as fixed fee property tax and insurance charges as a single lease component. The CAM charges were considered a separate non-lease component of the lease agreement and were excluded from the measurement of the lease liability. We utilized our incremental borrowing rate of 6.58% to determine the present value of lease payments to determine our lease liability. Rental expense for the three months ended June 30, 2026 and 2025 was approximately $0 and $0, respectively, and for the six months ended June 30, 2026 and 2025 was $0 and $14, respectively. The Company terminated the lease agreement as of January 31, 2025.

We currently are in a non-cancelable commercial sublease operating agreement to sublease office space in Tempe Arizona, which is the headquarters for the Company. This sublease commenced on October 1, 2025, and will continue for thirty-seven (37) months through October 31, 2027. The base monthly rent is as follows: October 1, 2025 – September 30, 2026, $28; October 1, 2026 – September 30, 2026, $29, and October 1, 2026 – October 31, 2027, $30. The Company is entitled to three months of rent abatement, which will be January 2026, January 2026, and January 2027. If Operating Costs exceed $20 in a calendar year, then the Company shall be responsible for fifty (50%) percent of the amount exceeding $20. Rental expense for the three months ended June 30, 2026 and 2025 was approximately $82 and $81, respectively, and for the six months ended June 30, 2026 and 2025 was $163 and $161, respectively.

We currently lease office space in San Diego, California under a non-cancelable operating lease agreement that expires in 2026. Rental expense for the three months ended June 30, 2026 and 2025 was approximately $22 and $21, respectively, and for the six months ended June 30, 2026 and 2025 was $45 and $43, respectively.

We currently lease office space in Overland Park, Kansas under a non-cancelable operating lease agreement that expires in 2027. The operating lease contains customary escalation clauses. Rental expense for the three months ended June 30, 2026 and 2025 was approximately $44 and $41, respectively, and for the six months ended June 30, 2026 and 2025 was $88 and $82, respectively.

We currently lease office space in Plano, Texas under a non-cancelable operating lease agreement that expires in 2026. Rental expense for the three months ended June 30, 2026 and 2025 was approximately $8 and $0, respectively, and for the six months ended June 30, 2026 and 2025 was $11 and $0, respectively.

We currently lease other assets under multiple operating leases. The leases expire on various dates through 2027 and the interest rates range from 3% to 15.74%. The expense is included in cost of product expenses and totaled approximately $14 and $17 for the three months ended June 30, 2026 and 2025, respectively, and for the six months ended June 30, 2026 and 2025 was $29 and $35, respectively.

We currently lease data center colocation space in Grand Rapids, Michigan, Las Vegas, Nevada, Dallas, Texas, Lenexa, Kansas, Plano, Texas, Secaucus, New Jersey and Phoenix, Arizona under non-cancelable operating lease agreements that expire on various dates through 2029. Rental expense for the three months ended June 30, 2026 and 2025 was approximately $84 and $102, respectively, and for the six months ended June 30, 2026 and 2025 was $94 and $216, respectively.

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company leases equipment and support under finance lease agreements which extend through 2026. The Company also leases one vehicle under a financing agreement. The outstanding balance for finance leases was $1 and $2 as of June 30, 2026 and December 31, 2025, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $486 and $486 as of June 30, 2026 and December 31, 2025, respectively. Related accumulated depreciation totaled $485 and $462 as of June 30, 2026 and December 31, 2025, respectively. The interest rate on the finance lease obligation is 15.74% and interest expense was $0 and $0 for the three months ended June 30, 2026 and 2025, respectively, and for the six months ended June 30, 2026 and 2025 was $0 and $0, respectively.

The maturity of operating leases and finance lease liabilities as of June 30, 2026 are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2026 remaining	$367	$1
2027	457	-
2028	62	-
2029	41	-
2030	-	-
Total minimum lease payments	927	1
Less: amount representing interest	(57)	-
Present value of minimum lease payments	$870	$1

Lease term and discount rate	June 30, 2026
Weighted-average remaining lease term (years)
Operating leases	1.7
Finance leases	0.4
Weighted-average discount rate
Operating leases	7.7%
Finance leases	15.7%

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$367	$330
Financing cash flows from finance leases	(1)	(19)

16. Commitments and Contingencies

Annual Employee Bonus Plan Accrual

We utilize incentive bonuses to reward performance achievements, which provides potential annual cash bonus awards to Company employees, including Named Executive Officers (“NEOs”). Under the Bonus Plan, the Compensation Committee of the Board of Directors of the Company (the “Board”) has established a bonus pool of $1,089, for our NEOs and executive management team for the year ending December 31, 2026. The Board established a bonus pool of $409 for our non-executive employees, for the year ending December 31, 2026. Participants are eligible to receive cash bonus awards based upon achieving annual performance targets established by the Board for the year ending December 31, 2026, relating to annual revenue and adjusted EBITDA performance targets. Awards will be paid on a tiered scale based upon actual performance as a percentage of the performance targets with a floor and cap. Payments for individual performance targets met or exceeded are payable, whether or not all performance targets are met, consistent with the weighted amounts for each performance target within the bonus pools. Bonus awards for NEOs and executive management will be weighted 50% on annual revenue and 50% on Adjusted EBITDA. No bonus will be awarded for any performance target for which actual performance is less than 90% of target. At 90% or greater actual performance relative to the target, 50% of the weighted bonus amount for the performance target is payable. From 90% to 100% actual performance relative to the target, the remaining 50% of the weighted bonus amount is awarded pro rata with the percentage of actual performance exceeding 90% of target (i.e., each 1% excess over 90% of performance target equals 5% of the weighted bonus amount payable). If actual performance reaches 105% of the revenue performance target or 110% of the adjusted EBITDA performance target or greater for any individual performance target, then an additional 10% of the amount apportioned to that performance target will be payable as an additional bonus. Historically, for the years ended December 31, 2025 and 2024, the employee bonus plan performance targets were achieved at 100% or greater. Based on our financial performance as of June 30, 2026 and forecasted annualized results for the year ended December 31, 2026, management determined that the achievement of 100% of the annual revenue and Adjusted EBITDA performance targets is probable. Based on management’s estimate, the Company recorded an accrual of $750 for the employee bonus plan, which is included in accrued expense in the accompanying condensed consolidated balance sheet at June 30, 2026.

Performance-Based Stock Price Appreciation Incentive Plan.

We utilize an equity-based compensation incentive plan for certain of our NEOs responsible for investor relations, designed to reward performance tied to the company’s stock price appreciation. The plan is structured to reward performance that directly benefits our shareholders by tying the equity-based compensation in the form of RSU grants to the appreciation of our stock price. This plan is intended to motivate and retain key executives while aligning their interests with the creation of stockholder value. The share price performance targets range from $8.00 to $20.50 in $0.50 increments and must be met or exceeded during the trading day for at least fifteen (15) trading days during a twenty (20) trading day period. If any of the performance targets are achieved, each eligible NEOs will be awarded an RSU grant equal to 10,000 RSUs, and the RSUs will vest quarterly over a one-year term. The performance-based stock price appreciation incentive plan is a three-year incentive plan and the Compensation Committee has the right to cancel the plan annually on the anniversary date of the plan. During the three-year term, the individual performance target may be achieved more than once provided certain conditions in the plan are met.

Purchase Obligations

In February 2024, the Company entered into a $5.4 million noncancellable five-year hosting service contract with Oracle, a third-party network service provider. The contract includes minimum quarterly commitments and the requirements to maintain the service level for the entire contract period. Under this agreement, $649 remains due during fiscal year 2026, $1.5 million will be due during fiscal 2027, $1.7 million will be due during fiscal 2028, and $456 will be due during fiscal 2029. During the three months ended June 30, 2026 and 2025, the Company has expensed $294 and $0, respectively and for the six months ended June 30, 2026 and 2025 was $874 and $22, respectively, of the purchase obligation and $162 and $141 is included in accrued expenses at June 30, 2026 and December 31, 2025, respectively.

Legal Proceedings

In the ordinary course of business, the Company may be involved in a variety of claims, lawsuits, investigations, and other proceedings, including patent infringement claims, employment litigation, regulatory compliance matters, and contractual disputes, that can arise in the normal course of the Company’s operations. The Company recognizes a provision when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts the amount of the provision to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. As of June 30, 2026, the Company does not have a recorded liability for estimated losses. Legal costs are expensed as incurred.

On March 5, 2026, ReadyComm LLC (“ReadyComm”) filed a complaint against Crexendo, Inc. in the United States District Court for the District of Delaware, captioned ReadyComm LLC v. Crexendo, Inc., Case No. 1:26-cv-00234-MN. The complaint alleges that certain of the Company’s products and services directly and indirectly infringe one or more claims of U.S. Patent No. 9,179,011, entitled “Telephone Communication System and Method of Using.” ReadyComm seeks monetary damages, interest, costs and expenses, attorneys’ fees under certain circumstances, and other relief the court may deem appropriate.

The Company denies ReadyComm’s allegations and does not believe that it has infringed any valid and enforceable claim of the patent. The Company has asserted counterclaims seeking declarations that it does not infringe the patent and that the patent is invalid, as well as dismissal of the complaint with prejudice and recovery of its costs and attorneys’ fees. ReadyComm has denied the substantive allegations of the Company’s counterclaims. The litigation remains at an early stage, and no trial date has been set.

The Company intends to vigorously defend against ReadyComm’s claims and pursue its counterclaims. Based on the information currently available, the Company does not believe that a loss is probable and, therefore, has not recorded a reserve relating to this matter. However, litigation is inherently uncertain, and the ultimate outcome cannot presently be predicted.

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

Our chief operating decision maker (CODM) is our Chief Executive Officer, Jeffrey G. Korn. The CODM uses segment income/(loss) from operations before income tax for purposes of allocating resources and evaluating financial performance predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis using the segment income/(loss) before income tax measure when making decisions about allocating capital and personnel to the segments. The CODM does not review assets in evaluating the results of the operating segments, and therefore, such information is not presented. Segment revenue, significant segment expenses, income/(loss) from operations, other income/(expense) and income/(loss) before income tax for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

Three Months Ended June 30, 2026	Cloud	Software
(In thousands)	Telecommunications	Solutions	Total
	Segment	Segment	Consolidated
Service revenue	$14,868	$-	$14,868
Software solutions revenue	-	7,327	7,327
Product revenue	2,451	-	2,451
Consolidated revenue	17,319	7,327	24,646
Less: significant and other segment expenses
Employee expenses	6,182	3,731	9,913
Commissions	3,205	358	3,563
Outsourced labor	845	537	1,382
Depreciation and amortization	1,496	401	1,897
Other segment items (1)	5,082	1,754	6,836
Total operating expense	16,810	6,781	23,591
Segment income/(loss) from operations	509	546	1,055
Less: other segment income/(expense)
Interest income	59	10	69
Interest expense	(62)	-	(62)
Other income/(expense)	23	(9)	14
Income/(loss) before income tax	$529	$547	$1,076
Income tax benefit/(provision)			(25)
Net income/(loss)			$1,051

___________

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

___________

(1)     Other segment items primarily includes third-party telecommunication charges, cost of product revenue, software costs, data center costs, and other overhead expenses.

Six Months Ended June 30, 2026	Cloud	Software
(In thousands)	Telecommunications	Solutions	Total
	Segment	Segment	Consolidated
Service revenue	$25,429	$-	$25,429
Software solutions revenue	-	15,050	15,050
Product revenue	4,877	-	4,877
Consolidated revenue	30,306	15,050	45,356
Less: significant and other segment expenses
Employee expenses	11,286	7,306	18,592
Commissions	5,220	721	5,941
Contractor expense	1,367	1,097	2,464
Depreciation and amortization	2,213	853	3,066
Other segment items (1)	10,021	3,777	13,798
Total operating expense	30,107	13,754	43,861
Segment income/(loss) from operations	199	1,296	1,495
Less: other segment income/(expense)
Interest income	207	21	228
Interest expense	(62)	-	(62)
Other income/(expense)	24	(2)	22
Income/(loss) before income tax	$368	$1,315	$1,683
Income tax benefit/(provision)			(54)
Net income/(loss)			$1,629

__________

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

____________

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

The Company operates in two geographic areas, the United States and international. Revenue by geography is based on the location of the customer from which the revenue is earned. Revenue by geographic location is as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	Percentage	2025	Percentage	2026	Percentage	2025	Percentage
United States	$23,716	96%	$15,040	91%	$43,413	96%	$30,394	93%
International	930	4%	1,512	9%	1,943	4%	2,215	7%
Total revenue	$24,646		$16,552		$45,356		$32,609

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

OVERVIEW

Crexendo, Inc. is an award-winning software technology company that is a premier provider of cloud communication platform software and unified communications as a service (UCaaS) offering, including voice, video, contact center, and managed IT services tailored to businesses of all sizes. Our cloud communications software solutions currently support over six million end users globally, through an extensive network of over 245 cloud communication platform software subscribers and our direct retail offering. Our products and services can be categorized in the following offerings:

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

Annualized Exit Monthly Recurring Subscriptions

We believe that our Annualized Exit Monthly Recurring Subscriptions (“AERR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends to formulate financial projections and make strategic business decisions. Our AERR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at June 30, 2026 were $6,763. As such, our AERR at June 30, 2026 was $81,153 compared to $53,874 at June 30, 2025.

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

Our key business metrics for the periods ended June 30, 2026 and June 30, 2025, were as follows (in thousands, except for percentages):

	As of June 30, 2026			As of June 30, 2025
	Cloud Telecommunications Services	Software Solutions	Consolidated	Cloud Telecommunications Services	Software Solutions	Consolidated
Annualized exit recurring revenue	$58,653	$22,500	$81,153	$34,185	$19,689	$53,874
Net dollar subscription retention rate	99%	99%	99%	99%	101%	100%
Adjusted EBITDA	2,631	1,495	4,126	958	1,826	2,784

Results of Operations

The following discussion of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-Q.

Results of Consolidated Operations (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service revenue	$14,868	$8,374	$25,429	$16,556
Software solutions revenue	7,327	6,975	15,050	13,843
Product revenue	2,451	1,203	4,877	2,210
Total revenue	$24,646	$16,552	$45,356	$32,609
Income/(loss) before income tax	1,076	1,280	1,683	2,495
Income tax benefit/(provision)	(25)	(48)	(54)	(92)
Net income/(loss)	1,051	1,232	1,629	2,403
Basic earnings per share	$0.03	$0.04	$0.05	$0.08
Diluted earnings per share	$0.03	$0.04	$0.05	$0.08

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Total Revenue

Total revenue consists of service revenue, software solutions revenue and product revenue. The following table reflects our total revenue for the three months ended June 30, 2026, compared to the three months ended June 30, 2025:

	Three Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Total revenue	$24,646	$16,552	$8,094	49%

The increase in total revenue is due to acquired revenue contributed by our acquisition of ESI on March 1, 2026 of $6,963, an increase in organic service revenue of $579, an increase in software solutions revenue of $352, and an increase in organic product revenue of $200.

Income/(Loss) Before Income Tax

The following table reflects our income/(loss) before income tax for the three months ended June 30, 2026, compared to the three months ended June 30, 2025:

	Three Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Income/(loss) before income tax	$1,076	$1,280	$(204)	-16%

The decrease in income/(loss) before income tax is primarily related to an increase in operating expenses of $8,142 and a decrease in other income/(expense) of $156, offset by an increase in revenue of $8,094. The increase in revenue is related to additional revenue of $6,963 contributed by our March 1, 2026 acquisition of ESI and an increase of $1,131 from organic growth from new and existing customers. The increase in operating expenses is primarily related to additional expenses of $7,380 contributed by our March 1, 2026 acquisition of ESI, an increase in cost of product revenue of $224 related to an increase in product revenue, an increase in third-party hosting services of $293, an increase in commission expenses of $262, offset by a decrease in other operating expenses of $17. The decrease in other income is primarily related to a decrease in interest income of $57, an increase in interest expense of $56, and a decrease in other income of $43.

Income Tax Benefit/(Provision)

The following table reflects our income tax benefit/(provision) for the three months ended June 30, 2026, compared to the three months ended June 30, 2025:

	Three Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Income tax benefit/(provision)	$(25)	$(48)	$(23)	48%

The decrease in income tax provision is due to a decrease in taxable for the three months ended June 30, 2026.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

Total Revenue

Total revenue consists of service revenue, software solutions revenue and product revenue. The following table reflects our service revenue for the six months ended June 30, 2026, compared to the six months ended June 30, 2025:

	2026	2025	Dollar Change	Percent Change
Total revenue	$45,356	$32,609	$12,747	39%

The increase in total revenue is due to acquired revenue contributed by our acquisition of ESI on March 1, 2026 of $9,062, an increase in organic product revenue of $1,317, an increase in software solutions revenue of $1,207, and an increase in organic service revenue of $1,161.

Income/(Loss) Before Income Tax

The following table reflects our income/(loss) before income tax for the six months ended June 30, 2026, compared to the six months ended June 30, 2025:

	Six Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Income/(loss) before income tax	$1,683	$2,495	$(812)	-33%

The decrease in income/(loss) before income tax is primarily related to an increase in operating expenses of $13,505 and a decrease in other income/(expense) of $54, offset by an increase in revenue of $12,747. The increase in revenue is related to additional revenue of $9,062 contributed by our March 1, 2026 acquisition of ESI and an increase of $3,685 from organic growth from new and existing customers. The increase in operating expenses is primarily related to additional expenses of $9,064 contributed by our March 1, 2026 acquisition of ESI, an increase in salaries, benefits, bonuses, and share-based compensation of $1,330, an increase in cost of product revenue of $1,144 related to an increase in product revenue, an increase in third-party hosting services of $894, an increase in commission expenses of $466, and an increase in other operating expenses of $607. The decrease in other income is primarily related to an increase in interest expense of $47 and a decrease in other income of $25, offset by an increase in interest income of $18.

Income Tax Benefit/(Provision)

The following table reflects our income tax benefit/(provision) for the six months ended June 30, 2026, compared to the six months ended June 30, 2025:

	Six Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Income tax benefit/(provision)	$(54)	$(92)	$(38)	41%

The decrease in income tax provision is due to a decrease in taxable income for the six months ended June 30, 2026.

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

                In our August 4, 2026 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income, EBITDA and Adjusted EBITDA. The terms Non-GAAP net income, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income/(loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

Reconciliation of U.S. GAAP Net Income/(Loss) to Non-GAAP Net Income
(Unaudited, in thousands, except for per share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S. GAAP net income/(loss)	$1,051	$1,232	$1,629	$2,403
Share-based compensation and related taxes (1)	994	825	1,721	1,623
Acquisition related expenses	180	-	1,019	-
Amortization of intangible assets	1,834	801	2,958	1,507
Non-GAAP net income	$4,059	$2,858	$7,327	$5,533

Non-GAAP earnings per common share:
Basic	$0.12	$0.10	$0.23	$0.19
Diluted	$0.12	$0.09	$0.22	$0.18

Weighted-average common shares outstanding:
Basic	32,771,741	29,430,050	32,156,074	28,731,048
Diluted	34,228,693	31,234,711	33,492,258	31,165,361

Reconciliation of U.S. GAAP Net Income/(Loss) to EBITDA to Adjusted EBITDA
(Unaudited, in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S. GAAP net income/(loss)	$1,051	$1,232	$1,629	$2,403
Depreciation and amortization	1,897	856	3,066	1,627
Interest expense	62	6	62	15
Other, net	(83)	(183)	(250)	(257)
Income tax provision	25	48	54	92
EBITDA	2,952	1,959	4,561	3,880
Share-based compensation and related taxes (1)	994	825	1,721	1,623
Acquisition related expenses	180	-	1,019	-
Adjusted EBITDA	$4,126	$2,784	$7,301	$5,503

 _____________

 (1)     For the three months ended June 30, 2026 and 2025, employer payroll tax expense related to share-based compensation was $79 and $63, respectively. For the six months ended June 30, 2026 and 2025, employer payroll tax expense related to share-based compensation was $85 and $135, respectively.

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

Operating Results of our Cloud Telecommunications Services Segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Cloud Telecommunications Services	2026	2025	2026	2025
Service revenue	$14,868	$8,374	$25,429	$16,556
Product revenue	2,451	1,203	4,877	2,210
Total revenue	$17,319	$9,577	$30,306	$18,766
Operating expenses:
Cost of service revenue	$4,869	$3,556	$8,753	$7,043
Cost of product revenue	1,361	687	3,034	1,286
Selling and marketing	6,638	3,081	10,922	5,933
General and administrative	3,544	1,958	6,789	3,896
Research and development	398	115	609	247
Total operating expenses	16,810	9,397	30,107	18,405
Income/(loss) from operations	509	180	199	361
Other income/(expense), net	20	123	169	204
Income/(loss) before income tax	$529	$303	$368	$565

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, managed IT service, and administrative fees. The following table reflects our service revenue for the three months ended June 30, 2026, compared to the three months ended June 30, 2025:

	Three Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Service revenue	$14,868	$8,374	$6,494	78%

The increase in service revenue is primarily related to additional service revenue of $5,915 contributed by our March 1, 2026 acquisition of ESI, an increase in telecommunications services fees of $503, an increase in fees, commissions, and other, recognized over time of $156, and an increase in sales-type lease interest of $23, offset by a decrease in one-time fees, commissions and other of $103. A substantial portion of Cloud Telecommunications service revenue is generated through thirty-six to sixty month service contracts.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices, third-party equipment, and device as a service. The following table reflects our product revenue for the three months ended June 30, 2026, compared to the three months ended June 30, 2025:

	Three Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Product revenue	$2,451	$1,203	$1,248	104%

Product revenue fluctuates from one period to the next based on sales bookings, the allocation of discounts or sales promotions across the performance obligations, and the timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. The increase in product revenue is primarily related to additional product revenue of $1,048 contributed by our March 1, 2026 acquisition of ESI, an increase in managed IT services and infrastructure as a service product revenue of $234, offset by a decrease in product revenue related to our cloud telecommunications services of $34.

Remaining Performance Obligations

Remaining Performance Obligations (RPOs) represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2026 and 2025. RPO’s increased 97%, or $54,588 to $110,980 as of June 30, 2026 as compared to $56,392 as of June 30, 2025. Our March 1, 2026 acquisition of ESI contributed $49,762 of the increase in RPO’s as of March 31, 2026. Below is a table which displays the Cloud Telecommunications segment revenue remaining performance obligations as of April 1, 2026 and 2025, and June 30, 2026 and 2025, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications RPOs as of April 1, 2026	$108,125
Cloud Telecommunications RPOs as of June 30, 2026	$110,980

Cloud Telecommunications RPOs as of April 1, 2025	$54,683
Cloud Telecommunications RPOs as of June 30, 2025	$56,392

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, contract labor costs, customer support salaries, benefits, bonuses, and share-based compensation. The following table reflects our cost of service revenue for the three months ended June 30, 2026, compared to the three months ended June 30, 2025:

	Three Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Cost of service revenue	$4,869	$3,556	$1,313	37%

The increase in cost of service revenue was primarily related to additional cost of service revenue of $1,467 contributed by our March 1, 2026 acquisition of ESI, an increase in data center hosting costs of $21, and an increase in other cost of service revenue of $11, offset by a decrease in salaries, benefits, bonuses, and share-based compensation of $158 and a decrease in third-party telecommunication charges of $28.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the three months ended June 30, 2026, compared to the three months ended June 30, 2025:

	2026	2025	Dollar Change	Percent Change
Cost of product revenue	$1,361	$687	$674	98%

                The increase is directly related to an increase in product revenue for the quarter and additional cost of product revenue of $450 contributed by our March 1, 2026 acquisition of ESI.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries, benefits, bonuses, and share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, amortization of customer relationship intangible assets, the production of marketing materials, bad debt expense, and sales support software. The following table reflects our selling and marketing expenses for the three months ended June 30, 2026, compared to the three months ended June 30, 2025:

	2026	2025	Dollar Change	Percent Change
Selling and marketing	$6,638	$3,081	$3,557	115%

The increase in selling and marketing expense is primarily related to additional selling and marketing expense of $3,395 contributed by our March 1, 2026 acquisition of ESI and an increase in commission expense of $221 directly related to the increase in revenue, offset by a decrease in the amortization of customer relationship intangible assets of $34, a decrease in bad debt expense of $21, and a decrease in other selling and marketing expenses of $4.

General and Administrative

General and administrative expenses consist of salaries, benefits, bonuses and share-based compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, rent expense, consulting fees, depreciation, amortization of intangible assets, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended June 30, 2026, compared to the three months ended June 30, 2025:

	Three Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
General and administrative	$3,544	$1,958	$1,586	81%

The increase in general and administrative expenses is primarily related to additional general and administrative expense of $1,316 contributed by our March 1, 2026 acquisition of ESI, an increase in executive and administrative salaries, benefits, bonuses, and share-based compensation, of $296, an increase in legal expenses of $44, offset by a decrease in the amortization of capitalized software development costs of $58 and a decrease in other general and administrative expenses of $12.

Research and Development

Research and development expenses primarily consist of salaries, benefits, bonuses, and share-based compensation, outsourced engineering services related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the three months ended June 30, 2026, compared to the three months ended June 30, 2025:

	Three Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Research and development	$398	$115	$283	246%

The increase in research and development expenses is primarily related to additional research and development expense of $283 contributed by our March 1, 2026 acquisition of ESI.

Other Income/(Expense)

Other income/(expense) primarily relates to interest income, interest expense, net foreign exchange gains or losses, and credit card cash back rewards. The following table reflects our other income/(expense) for the three months ended June 30, 2026, compared to the three months ended June 30, 2025:

	2026	2025	Dollar Change	Percent Change
Other income/(expense), net	$20	$123	$(103)	-84%

The change in other income/(expense) is primarily related to a decrease in interest income of $67 and an increase in interest expense of $56, offset by an increase in additional other income/(expense) of $20.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, managed IT service, and administrative fees. The following table reflects our service revenue for the six months ended June 30, 2026, compared to the six months ended June 30, 2025:

	Six Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Service revenue	$25,429	$16,556	$8,873	54%

The increase in cost of service revenue was primarily related to additional cost of service revenue of $7,712 contributed by our March 1, 2026 acquisition of ESI, an increase in telecommunications services fees of $982, an increase in fees, commissions, and other, recognized over time of $344, and an increase in sales-type lease interest of $55, offset by a decrease in one-time fees, commissions and other of $220.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices, third-party equipment, and device as a service. The following table reflects our product revenue for the six months ended June 30, 2026, compared to the six months ended June 30, 2025:

	Six Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Product revenue	$4,877	$2,210	$2,667	121%

Product revenue fluctuates from one period to the next based on sales bookings, the allocation of discounts or sales promotions across the performance obligations, and the timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. The increase in product revenue related to an increase in product revenue of $1,350 contributed by our March 1, 2026 acquisition of ESI, an increase in managed IT services and infrastructure as a service product revenue of $1,227, and an increase in product revenue related to our cloud telecommunications services of $90.

Remaining Performance Obligations

Remaining Performance Obligations (RPOs) represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2026 and 2025. RPO’s increased 97%, or $54,588 to $110,980 as of June 30, 2026 as compared to $56,392 as of June 30, 2025. Our March 1, 2026 acquisition of ESI contributed $49,762 of the increase in RPO’s as of June 30, 2026. Below is a table which displays the Cloud Telecommunications segment revenue remaining performance obligations as of January 1, 2026 and 2025, and June 30, 2026 and 2025, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications RPOs as of January 1, 2026	$60,694
Cloud Telecommunications RPOs as of June 30, 2026	$110,980

Cloud Telecommunications RPOs as of January 1, 2025	$55,369
Cloud Telecommunications RPOs as of June 30, 2025	$56,392

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, contract labor costs, third-party software, customer support salaries, benefits, bonuses, and share-based compensation. The following table reflects our cost of service revenue for the six months ended June 30, 2026, compared to the six months ended June 30, 2025:

	Six Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Cost of service revenue	$8,753	$7,043	$1,710	24%

The increase in cost of service revenue was primarily related to additional cost of service revenue of $1,959 contributed by our March 1, 2026 acquisition of ESI, an increase in data center hosting of $41, an increase in third-party telecommunications charges of $30, offset by a decrease in salaries, benefits, bonuses, share-based compensation of $315 and a decrease in other costs of service revenue of $5.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the six months ended June 30, 2026, compared to the six months ended June 30, 2025:

	Six Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Cost of product revenue	$3,034	$1,286	$1,748	136%

The increase in cost of product revenue was primarily related to additional cost of product revenue of $604 contributed by our March 1, 2026 acquisition of ESI, and an increase in product revenue for the six months ended June 30, 2026.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries, benefits, bonuses, and share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, amortization of customer relationship intangible assets, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the six months ended June 30, 2026, compared to the six months ended June 30, 2025:

	Six Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Selling and marketing	$10,922	$5,933	$4,989	84%

The increase in selling and marketing expense is primarily related to additional selling and marketing expense of $4,419 contributed by our March 1, 2026 acquisition of ESI, an increase in commission expense of $425 directly related to the increase in revenue, and an increase in bad debt of $152 as the prior period was impacted by an adjustment to the reserve which significantly reduced bad debt in the prior period, offset by a decrease in other selling and marketing of $7.

General and Administrative

General and administrative expenses consist of salaries, benefits, bonuses and share-based compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, depreciation, amortization of intangible assets, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the six months ended June 30, 2026, compared to the six months ended June 30, 2025:

	Six Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
General and administrative	$6,789	$3,896	$2,893	74%

The increase in general and administrative expenses is primarily related to an increase in additional general and administrative expense of $1,709 contributed by our March 1, 2026 acquisition of ESI, an increase in executive and administrative salaries, benefits, bonuses, and share-based compensation of $880, an increase in legal expenses of $382 related to the acquisition of ESI, offset by a decrease in the amortization of capitalized software development costs of $58 and a decrease in other general and administrative expenses of $20.

Research and Development

Research and development expenses primarily consist of salaries, benefits, bonuses, and share-based compensation, outsourced engineering services related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the six months ended June 30, 2026, compared to the six months ended June 30, 2025:

	Six Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Research and development	$609	$247	$362	147%

The increase in research and development expenses is primarily related to additional research and development expense of $373 contributed by our March 1, 2026 acquisition of ESI and an increase in other research and development expenses of $15, offset by a decrease in salaries, benefits, bonuses, share-based compensation of $26.

Other Income/(Expense)

Other income/(expense) primarily relates to interest expense and net foreign exchange gains or losses, offset by credit card cash back rewards. The following table reflects our other income/(expense) for the six months ended June 30, 2026, compared to the six months ended June 30, 2025:

	2025	2024	Dollar Change	Percent Change
Other income/(expense), net	$169	$204	$(35)	-17%

The change in other income/(expense) is primarily from an increase in interest expense of $47 and a decrease in interest income of $3, offset by an increase in additional other income/(expense) of $15.

Operating Results of Software Solutions segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Software Solutions	2026	2025	2026	2025
Software solutions revenue	$7,327	$6,975	$15,050	$13,843
Operating expenses:
Cost of software solutions revenue	2,227	1,813	4,663	3,303
Selling and marketing	1,330	1,290	2,700	2,727
General and administrative	1,792	1,627	3,603	3,208
Research and development	1,432	1,322	2,788	2,713
Total operating expenses	6,781	6,052	13,754	11,951
Operating income/(loss)	546	923	1,296	1,892
Other income/(expense), net	1	54	18	38
Income/(loss) before income tax	$547	$977	$1,314	$1,930

Three months ended June 30, 2026 compared to three months ended June 30, 2025

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, professional services, and annual user group meeting fees. Software licenses are billed by the number of concurrent sessions a customer has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fixes, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training and implementation as well as custom mobile branding. The following table reflects our service revenue for the three months ended June 30, 2026, compared to the three months ended June 30, 2025:

	Three Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Software solutions revenue	$7,327	$6,975	$352	5%

The increase in software solutions revenue is primarily related to an increase in recurring software license and maintenance and support subscriptions of $1,042 and an increase in professional services and other revenue of $13, offset by a decrease in perpetual software license revenue of $703.

Remaining Performance Obligations

Remaining Performance Obligations (RPOs) represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2026 and 2025. RPO’s increased 3%, or $914 to $27,991 as of June 30, 2026 as compared to $27,077 as of June 30, 2025. Below is a table which displays the software solutions segment revenue remaining performance obligations as of April 1, 2026 and 2025, and June 30, 2026 and 2025, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Software solutions RPO's as of April 1, 2026	$27,456
Software solutions RPO's as of June 30, 2026	$27,991

Software solutions RPO's as of April 1, 2025	$27,266
Software solutions RPO's as of June 30, 2025	$27,077

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries, benefits, bonuses, and share-based compensation, amortization expense for developed technologies intangible assets, cost of data center hosting, third-party software, annual user group meeting costs, and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the three months ended June 30, 2026, compared to the three months ended June 30, 2025:

	Three Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Cost of software solutions revenue	$2,227	$1,813	$414	23%

The increase in cost of software solutions revenue is primarily related to an increase in third-party hosting service costs of $272 and an increase in salaries, benefits, bonuses, and share-based compensation of $213, offset by a decrease in other costs of software solutions revenue of $45 and a decrease in outsourced services of $26.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries, benefits, bonuses, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, annual user group meeting costs, bad debt expenses, and sales support software. The following table reflects our selling and marketing expenses for the three months ended June 30, 2026, compared to the three months ended June 30, 2025:

	Three Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Selling and marketing	$1,330	$1,290	$40	3%

The increase in selling and marketing expense is primarily related to an increase in commission expense of $41 directly related to the increase in revenue, an increase in salaries, benefits, bonuses, and share-based compensation of $35, and an increase in other selling and marketing costs of $4, offset by a decrease in bad debt expense of $40.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, amortization of trademark and trade name intangible assets, legal, rent, equipment, accounting and other professional services, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended June 30, 2026, compared to the three months ended June 30, 2025:

	Three Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
General and administrative	$1,792	$1,627	$165	10%

The increase in general and administrative expenses is primarily related to an increase in salaries, benefits, bonuses, and share-based compensation of $142, an increase in bank and merchant fees of $51, and an increase in other general and administrative expenses of $39, offset by a decrease in the amortization of capitalized software of $67.

Research and Development

Research and development expenses primarily consists of salaries, benefits, bonuses, share-based compensation, and outsourcing engineering services related to the development of our software solutions. The following table reflects our research and development expenses for the three months ended June 30, 2026, compared to the three months ended June 30, 2025:

	Three Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Research and development	$1,432	$1,322	$110	8%

The increase in research and development expenses is primarily related an increase in salaries, benefits, bonuses, and share-based compensation of $79 and an increase in outsourced engineering services expenses of $31.

Other Income/(Expense)

Other income/(expense) primarily relates to interest expense, net foreign exchange gains or losses, and other income and expenses. The following table reflects our other expense for the three months ended June 30, 2026, compared to the three months ended June 30, 2025:

	Three Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Other income/(expense), net	$1	$54	$(53)	98%

The change in other income/(expense) is primarily related a decrease in foreign exchange gains/(losses) of $36 and a decrease in other income of $28, offset by an increase in interest income of $11.

Six months ended June 30, 2026 compared to six months ended June 30, 2025

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, professional services, and annual user group meeting fees. Software licenses are billed by the number of concurrent sessions a customer has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fixes, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training and implementation as well as custom mobile branding. The following table reflects our service revenue for the six months ended June 30, 2026, compared to the six months ended June 30, 2025:

	Six Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Software solutions revenue	$15,050	$13,843	$1,207	9%

The increase in software solutions revenue is primarily related to an increase in recurring software license and maintenance and support subscriptions of $2,090, offset by a decrease in perpetual software license revenue of $827 and a decrease in professional services and other revenue of $56.

Remaining Performance Obligations

Remaining Performance Obligations (RPOs) represents the total contract value of all contracts signed, less revenue recognized from those contracts as of June 30, 2026 and 2025. RPO’s increased 3%, or $914 to $27,991 as of June 30, 2026 as compared to $27,077 as of June 30, 2025. Below is a table which displays the software solutions segment revenue remaining performance obligations as of January 1, 2026 and 2025, and June 30, 2026 and 2025, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Software solutions RPO's as of January 1, 2026	$28,372
Software solutions RPO's as of June 30, 2026	$27,991

Software solutions RPO's as of January 1, 2025	$30,262
Software solutions RPO's as of June 30, 2025	$27,077

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries, benefits, bonuses, and share-based compensation, amortization expense for developed technologies intangible assets, cost of data center hosting, third-party software, annual user group meeting costs, and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the six months ended June 30, 2026, compared to the six months ended June 30, 2025:

	Six Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Cost of software solutions revenue	$4,663	$3,303	$1,360	41%

The increase in cost of software solutions revenue is primarily related to an increase in third-party hosting service costs of $853, an increase in salaries, benefits, bonuses, and share-based compensation of $406, and an increase of outsourced services of $142, offset by a decrease in other cost of software solutions revenue of $41.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries, benefits, bonuses, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, annual user group meeting costs, and sales support software. The following table reflects our selling and marketing expenses for the six months ended June 30, 2026, compared to the six months ended June 30, 2025:

	Six Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Selling and marketing	$2,700	$2,727	$(27)	-1%

The decrease in selling and marketing expense is primarily related to a decrease in marketing materials of $58 and a decrease in bad debt expenses of $54, offset by an increase in commission expense of $41 directly related to the increase in revenue, an increase in salaries, benefits, bonuses, and share-based compensation of $35, and an increase in other selling and marketing expenses of $9.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, amortization of trademark and trade name intangible asset, legal, rent, equipment, accounting and other professional services, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the six months ended June 30, 2026, compared to the six months ended June 30, 2025:

	Six Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
General and administrative	$3,603	$3,208	$395	12%

The increase in general and administrative expenses is primarily related to an increase in salaries, benefits, bonuses, and share-based compensation of $278, an increase in bank and merchant fees of $107, and an increase in other general and administrative costs of $10.

Research and Development

Research and development expenses primarily consists of salaries, benefits, bonuses, share-based compensation, and outsourcing engineering services related to the development of our software solutions. The following table reflects our research and development expenses for the six months ended June 30, 2026, compared to the six months ended June 30, 2025:

	Six Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Research and development	$2,788	$2,713	$75	3%

The increase in research and development expenses is primarily related an increase in salaries, benefits, bonuses, and share-based compensation of $72 and an increase in other research and development expenses of $3.

Other Income/(Expense)

Other income/(expense) primarily relates to interest expense, net foreign exchange gains or losses, and other income and expenses. The following table reflects our other expense for the six months ended June 30, 2026, compared to the six months ended June 30, 2025:

	Six Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Other income/(expense), net	$19	$38	$(19)	50%

The change in other income/(expense) is primarily related to a decrease in foreign exchange gains/(losses) of $45, offset by an increase in interest income $20 and an increase in other income of $6.

Liquidity and Capital Resources

Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We finance our operations primarily through services, software solutions, and product sales to our customers. As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $18,289 and $31,378, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment, asset acquisitions, business combinations, and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

Operating Activities

Cash provided by or used in operating activities is driven by our net income/(loss), adjustments to reconcile to net cash provided by or used in operating activities, the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business. The following table reflects our net cash provided by/(used in) operating activities for the six months ended June 30, 2026, compared to the six months ended June 30, 2025:

	Six Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Net cash provided by/(used in) operating activities	$4,788	$2,533	$2,255	89%

The net cash provided by operations for the six months ended June 30, 2026 was primarily driven by our net income of $1,629, non-cash expenses for depreciation and amortization of $3,066, share-based compensation of $1,636, an increase in contract liabilities of $428, and a decrease in other assets of $215, offset by an increase in trade receivables of $894, an increase in contract costs of $583, an increase in prepaid expense of $553, and a decrease in accounts payable and accrued expenses of $298.

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

Investing Activities

Cash provided by or used in investing activities is driven by the purchase of property and equipment, business combinations, and asset acquisitions. The following table reflects our net cash provided by/(used in) investing activities for the six months ended June 30, 2026, compared to the six months ended June 30, 2025:

	Six Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Net cash provided by/(used in) investing activities	$(26,209)	$(18)	$(26,191)	-100%

The net cash used in investing activities for the six months ended June 30, 2026 relates to the acquisition of ESI completed on March 1, 2026.

Financing Activities

                Cash provided by or used in financing activities is driven by the proceeds from the exercise of options, taxes paid on the net settlement of stock options and RSUs, payments of contingent consideration, proceeds from finance leases and notes payable, repayments made on finance leases and notes payable, proceeds and repayments on line of credit, and proceeds from the issuance of common stock in connection with an offering. The following table reflects our net cash provided by/(used in) financing activities for the six months ended June 30, 2026, compared to the six months ended June 30, 2025:

	Six Months Ended June 30,
	2026	2025	Dollar Change	Percent Change
Net cash provided by/(used in) financing activities	$8,346	$2,696	$5,650	210%

Net cash provided by financing activities for the six months ended June 30, 2026 primarily relates to cash received from the proceeds from the issuance of note payables of $5,000, which is offset by debt issuance costs of $147, and cash received from the exercise of stock options of $4,025, offset by repayments made on notes payable of $114, the payments of employee tax withholdings from the net settlement of stock options and RSUs of $417, and repayments made on finance leases of $1.

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

Off Balance Sheet Arrangements

As of, June 30, 2026, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Related Party Transactions

On November 1, 2022, the Company completed the acquisition of Allegiant Networks, LLC, a Kansas limited liability company (the “Allegiant Networks”) to acquire from Seller one hundred percent (100%) of the issued and outstanding shares of Allegiant Networks in exchange for (i) a cash payment at closing in the amount of $2.0 million, (ii) a three-year promissory note by the Company in favor of Seller in the amount of $1.1 million, and (iii) 2,461,538 shares of the Company’s common stock, par value $0.001 per share. In connection with this transaction, the seller Bryan Dancer, became a greater than five percent shareholder of the Company. Therefore, the three-year promissory note in the amount of $1.1 million, is considered a related party transaction. The loan agreement has a term of three (3) years with quarterly payments of Ninety-Eight Thousand Three Hundred Eighty-one Dollars ($98,381), including interest at 4.00%, beginning on April 1, 2023. As of June 30, 2026 and December 31, 2025, the outstanding balance of the related party note payable was $0 and $98, respectively. During the three months ended June 30, 2026 and 2025, the Company paid principal of $0 and $94, respectively, and interest of $0 and $4, respectively. During the six months ended June 30, 2026 and 2025, the Company paid principal of $98 and $188, respectively, and interest of $0 and $8, respectively.

On February 1, 2024, the Company entered into a consulting agreement with Steven G. Mihaylo, Chairman Emeritus of the board of directors and a greater than five percent shareholder. In exchange for his consulting services, Mr. Mihaylo is to receive monthly consideration of $14 or $168 annually. During the three months ended June 30, 2026 and 2025, the Company paid $42 and $42, respectively, and $84 and $84 for the six months ended June 30, 2026 and 2025, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending or threatened that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

On March 5, 2026, ReadyComm LLC (“ReadyComm”) filed a complaint against Crexendo, Inc. in the United States District Court for the District of Delaware, captioned ReadyComm LLC v. Crexendo, Inc., Case No. 1:26-cv-00234-MN. The complaint alleges that certain of the Company’s products and services directly and indirectly infringe one or more claims of U.S. Patent No. 9,179,011, entitled “Telephone Communication System and Method of Using.” ReadyComm seeks monetary damages, interest, costs and expenses, attorneys’ fees under certain circumstances, and other relief the court may deem appropriate.

The Company denies ReadyComm’s allegations and does not believe that it has infringed any valid and enforceable claim of the patent. The Company has asserted counterclaims seeking declarations that it does not infringe the patent and that the patent is invalid, as well as dismissal of the complaint with prejudice and recovery of its costs and attorneys’ fees. ReadyComm has denied the substantive allegations of the Company’s counterclaims. The litigation remains at an early stage, and no trial date has been set.

The Company intends to vigorously defend against ReadyComm’s claims and pursue its counterclaims. Based on the information currently available, the Company does not believe that a loss is probable and, therefore, has not recorded a reserve relating to this matter. However, litigation is inherently uncertain, and the ultimate outcome cannot presently be predicted.

Item 1A. Risk Factors

There are many risk factors that may affect our business and the results of our operations, many of which are beyond our control. Information on certain risks that we believe are material to our business is set forth in “Part I – Item 1A. Risk Factors” of the 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5. Other Information

Adoption of New 10b5-1 Plan

On May 11, 2026, Jeffrey Korn, our Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 70,000 shares common stock. The number of shares that may be sold under the trading arrangement will be reduced by the number of shares (not yet determinable) withheld to satisfy tax obligations upon the vesting of certain outstanding equity awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is effective until August 10, 2028, or earlier if all transactions under the trading arrangement are completed.

On May 11, 2026, Ronald Vincent, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 105,000 shares common stock. The number of shares that may be sold under the trading arrangement will be reduced by the number of shares (not yet determinable) withheld to satisfy tax obligations upon the vesting of certain outstanding equity awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is effective until August 10, 2028, or earlier if all transactions under the trading arrangement are completed.

On May 11, 2026, Douglas Gaylor, our President and Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 105,000 shares common stock. The number of shares that may be sold under the trading arrangement will be reduced by the number of shares (not yet determinable) withheld to satisfy tax obligations upon the vesting of certain outstanding equity awards. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is effective until August 10, 2028, or earlier if all transactions under the trading arrangement are completed.

Termination of 10b5-1 Plan

No directors or officers, as defined in Rule 16a-1(f), have adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the three months ended June 30, 2026.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number

2.1	Membership Interest Purchase Agreement, dated March 1, 2026, by and among Crexendo, Inc., Estech Holdings, Inc. and certain other individuals set forth therein	8-K	3/1/2026	2.1
2.2	Credit Agreement, dated May 1, 2026, by and among Crexendo, Inc and Wells Fargo Bank, National Association.	8-K	5/5/2025	2.2
31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
31.2	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350				X
32.2	Certification Pursuant to 18 U.S.C. Section 1350				X
10.1	2026 Employee Bonus Plan	10-Q	5/5/2026	10.1
10.2	Performance-Based Stock Price Appreciation Incentive Plan				X
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

________________

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

Crexendo, Inc.

August 4, 2026	By:	/s/ Jeffrey G. Korn
Jeffrey G. Korn Chief Executive Officer

August 4, 2026	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer

