Form 10-Q
period 2026-09-30
Crexendo, Inc.
filed 2026-11-03
CIK 1075736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2026 was 33,375,586.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except par value and share data)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$22,841	$31,378
Trade receivables, net of allowance of $120 and $124, respectively	6,000	4,913
Contract assets, net of allowance of $2 and $0, respectively	106	-
Inventories	995	454
Equipment financing receivables, net of allowance of $79 and $50, respectively	2,861	1,416
Contract costs	4,214	2,318
Prepaid expenses	1,778	892
Income tax receivable	207	234
Other current assets	356	292
Total current assets	39,358	41,897

Contract assets, net of current portion, net of allowance of $137 and $145, respectively	859	402
Long-term equipment financing receivables, net of allowance of $154 and $107, respectively	5,434	3,223
Property and equipment, net	326	195
Operating lease right-of-use assets	634	1,006
Intangible assets, net	36,468	17,860
Goodwill	14,170	9,454
Contract costs, net of current portion	6,107	3,319
Other long-term assets	471	330
Total Assets	$103,827	$77,686

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,543	$649
Accrued expenses	11,593	8,391
Finance leases	-	2
Notes payable	454	114
Operating lease liabilities	521	493
Income tax payable	-	151
Contract liabilities	3,972	2,528
Total current liabilities	18,083	12,328

Contract liabilities, net of current portion	1,255	1,008
Notes payable, net of current portion	4,294	-
Operating lease liabilities, net of current portion	135	529
Total liabilities	23,767	13,865

Stockholders' equity:
Preferred stock, par value $0.001 per share - authorized 5,000,000 shares; none issued	—	—
Common stock, par value $0.001 per share - authorized 50,000,000 shares, 33,368,003 shares issued and outstanding as of September 30, 2026 and 31,004,327 shares issued and outstanding as of December 31, 2025	33	31
Additional paid-in capital	158,829	145,325
Accumulated deficit	(78,972)	(81,719)
Accumulated other comprehensive income	170	184
Total stockholders' equity	80,060	63,821

Total Liabilities and Stockholders' Equity	$103,827	$77,686

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited, in thousands, except per share and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service revenue	$15,052	$8,607	$40,481	$25,163
Software solutions revenue	7,695	7,521	22,745	21,364
Product revenue	2,435	1,369	7,312	3,579
Total revenue	25,182	17,497	70,538	50,106

Operating expenses:
Cost of service revenue	4,910	3,664	13,663	10,707
Cost of software solutions revenue	2,226	1,924	6,889	5,227
Cost of product revenue	1,441	888	4,475	2,174
Selling and marketing	8,372	4,522	21,994	13,182
General and administrative	5,324	3,780	15,716	10,884
Research and development	1,827	1,414	5,224	4,374
Total operating expenses	24,100	16,192	67,961	46,548

Income/(loss) from operations	1,082	1,305	2,577	3,558

Other income/(expense):
Interest income	124	199	352	409
Interest expense	(81)	(3)	(143)	(18)
Other income/(expense), net	19	(8)	41	39
Total other income/(expense), net	62	188	250	430

Income/(loss) before income tax	1,144	1,493	2,827	3,988

Income tax (provision)/benefit	(26)	(43)	(80)	(135)

Net income/(loss)	$1,118	$1,450	$2,747	$3,853

Earnings per common share:
Basic	$0.03	$0.05	$0.08	$0.13
Diluted	$0.03	$0.05	$0.08	$0.12

Weighted-average common shares outstanding:
Basic	33,281,303	30,397,144	32,535,272	29,292,516
Diluted	34,233,646	31,818,738	33,768,539	31,418,659

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income/(loss)	$1,118	$1,450	$2,747	$3,853
Other comprehensive income, net of tax
Foreign currency translation gain/(loss)	-	(19)	(14)	27
Total other comprehensive income/(loss)	-	(19)	(14)	27
Comprehensive income/(loss)	$1,118	$1,431	$2,733	$3,880

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity

Nine Months Ended September 30, 2026 and 2025

(Unaudited, in thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2026	31,004,327	$31	$145,325	$184	$(81,719)	$63,821
Share-based compensation	-	-	721	-	-	721
Vesting of restricted stock units	44,207	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	(17)	-	(17)
Issuance of common stock for exercise of stock options	184,471	-	307	-	-	307
Taxes paid on the net settlement of stock options and RSUs	-	-	(132)	-	-	(132)
Issuance of common stock in connection with a business acquisition	1,159,638	1	7,432	-	-	7,433
Net income/(loss)	-	-	-	-	578	578
Balance, March 31, 2026	32,392,643	$32	$153,653	$167	$(81,141)	$72,711
Share-based compensation	-	-	915	-	-	915
Vesting of restricted stock units	75,376	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	3	-	3
Issuance of common stock for exercise of stock options	780,317	1	3,717	-	-	3,718
Taxes paid on the net settlement of stock options and RSUs	-	-	(285)	-	-	(285)
Net income/(loss)	-	-		-	1,051	1,051
Balance, June 30, 2026	33,248,336	$33	$158,000	$170	$(80,090)	$78,113
Share-based compensation	-	-	1,038	-	-	1,038
Vesting of restricted stock units	84,360	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	-	-	-
Issuance of common stock for exercise of stock options	35,307	-	17	-	-	17
Taxes paid on the net settlement of stock options and RSUs	-	-	(226)	-	-	(226)
Net income/(loss)	-	-	-	-	1,118	1,118
Balance, September 30, 2026	33,368,003	$33	$158,829	$170	$(78,972)	$80,060

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, January 1, 2025	27,621,557	$28	$138,015	$160	$(86,790)	$51,413
Share-based compensation	-	-	726	-	-	726
Vesting of restricted stock units	22,977	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	13	-	13
Issuance of common stock for exercise of stock options	1,345,852	1	1,978	-	-	1,979
Taxes paid on the net settlement of stock options and RSUs	-	-	(80)	-	-	(80)
Net income/(loss)	-	-	-	-	1,171	1,171
Balance, March 31, 2025	28,990,386	$29	$140,639	$173	$(85,619)	$55,222
Share-based compensation	-	-	762	-	-	762
Vesting of restricted stock units	44,862	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	33	-	33
Issuance of common stock for exercise of stock options	1,124,969	1	1,153	-	-	1,154
Taxes paid on the net settlement of stock options and RSUs	-	-	(102)	-	-	(102)
Net income/(loss)	-	-		-	1,232	1,232
Balance, June 30, 2025	30,160,217	$30	$142,452	$206	$(84,387)	$58,301
Share-based compensation	-	-	766	-	-	766
Vesting of restricted stock units	41,544	-	-	-	-	-
Foreign currency translation adjustment, net of tax	-	-	-	(19)	-	(19)
Issuance of common stock for exercise of stock options	500,189	1	1,003	-	-	1,004
Taxes paid on the net settlement of stock options and RSUs	-	-	(158)	-	-	(158)
Net income/(loss)	-	-	-	-	1,450	1,450
Balance, September 30, 2025	30,701,950	$31	$144,063	$187	$(82,937)	$61,344

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$2,747	$3,853
Adjustments to reconcile net income/(loss) to net cash provided by/(used for) operating activities:
Depreciation and amortization	4,950	2,466
Allowance for credit losses	66	(82)
Share-based compensation	2,674	2,254
Non-cash operating lease amortization	6	13
Amortization of debt discount	20	-
Changes in assets and liabilities:
Trade receivables	(754)	(394)
Contract assets	(44)	(67)
Equipment financing receivables	(53)	(932)
Inventories	361	(247)
Contract costs	(671)	(591)
Prepaid expenses	(668)	(596)
Income tax receivable	27	(181)
Other assets	(193)	(374)
Accounts payable and accrued expenses	893	799
Income tax payable	(151)	3
Contract liabilities	465	1,026
Net cash provided by/(used for) operating activities	9,675	6,950
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of a business, net of cash acquired	(26,209)	-
Purchase of property and equipment	-	(18)
Net cash provided by/(used for) investing activities	(26,209)	(18)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments made on finance leases	(2)	(20)
Repayments made on notes payable	(239)	(356)
Proceeds from exercise of options	4,042	4,137
Taxes paid on the net settlement of stock options and RSUs	(643)	(340)
Proceeds from issuance of note payable, net of debt issuance costs paid	4,853	-
Net cash provided by/(used for) financing activities	8,011	3,421
Effect of exchange rate changes on cash	(14)	27
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(8,537)	10,380
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	31,378	18,193
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$22,841	$28,573
Cash used during the year for:
Income taxes, net	$(202)	$(315)
Interest expense	$(124)	$(16)
Supplemental disclosure of non-cash investing and financing information:
Capitalized software development costs	$-	$411
Stock issued for the acquisition of a business	$7,433	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREXENDO, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited, in thousands, except per share and share data)

1. Significant Accounting Policies

Description of Business – Crexendo, Inc. is incorporated in the state of Nevada. As used hereafter in the notes to condensed consolidated financial statements, we refer to Crexendo, Inc. and its wholly owned subsidiaries, as “we,” “us,” or “our Company.” Crexendo, Inc. is an award-winning software technology company that is a premier provider of cloud communication platform software and unified communications as a service (UCaaS) offerings, including voice, video, contact center, and managed IT services tailored to businesses of all sizes. Our cloud communications software solutions currently support over eight million end users globally, through an extensive network of over 250 cloud communication platform software subscribers and our direct retail offering. The Company has two operating segments, which consist of Cloud Telecommunications and Software Solutions.

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

Due to changes in exchange rates between reporting periods and changes in certain account balances, the foreign currency translation adjustment will change from period to period. During the three months ended September 30, 2026 and 2025, the Company recorded foreign currency translation gains/(losses) of $0 and $(19), respectively, and during the nine months ended September 30, 2026 and 2025, the Company recorded foreign currency gains/(losses) of $(14) and $27, respectively, on our statements of comprehensive income (loss).

Cash and Cash Equivalents – We consider all highly liquid, short-term investments with maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents in financial institutions in excess of federally insured limits in the amount of $22,067 and $30,715, respectively.

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

Contract Costs – Contract costs primarily relate to incremental commission costs paid to sales representatives and sales leadership as a result of obtaining software solutions and telecommunication service contracts which are recoverable. The Company capitalized contract costs in the amount of $10,321 and $5,002 at September 30, 2026 and December 31, 2025, respectively. Capitalized commission costs are amortized based on the transfer of goods or services to which the assets relate, which typically range from thirty-six to sixty months, and are included in selling and marketing expenses. During the three months ended September 30, 2026 and 2025, the Company amortized $1,442 and $742, respectively, and during the nine months ended September 30, 2026 and 2025, the Company amortized $3,873 and $2,313, respectively, and there was no impairment loss in relation to the costs capitalized.

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

Intangible Assets–Our intangible assets consist of customer relationships, developed technologies, trademarks and trade name, capitalized software and development costs. The intangible assets are amortized following the patterns in which the economic benefits are consumed or straight-line over the estimated useful life. We periodically review the estimated useful lives of our intangible assets and review these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The determination of impairment is based on estimates of future undiscounted cash flows. If an intangible asset is considered to be impaired, the amount of the impairment will be equal to the excess of the carrying value over the fair value of the asset.

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

Income Taxes–We recognize a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. Accruals for uncertain tax positions are provided for in accordance with ASC740-10. Accordingly, we may recognize the tax benefits from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting guidance is also provided on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in the financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, and cash flows. In assessing the need for a valuation allowance, we evaluate all significant available positive and negative evidence, including historical operating results, estimates of future taxable income and the existence of prudent and feasible tax planning strategies. At December 31, 2025, we determined that it is more likely-than-not that we will not be able to realize our deferred income tax assets in the future. A valuation allowance of $7,687 and $7,687 was recorded against our gross deferred tax asset balance as of September 30, 2026 and December 31, 2025, respectively.

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

Significant Customers – No customer accounted for 10% or more of our total revenue for the three and nine months ended September 30, 2026 and 2025. No customer accounted for 10% or more of our total trade receivables as of September 30, 2026 and December 31, 2025.

Recently Adopted Accounting Pronouncements - In December 2023, the Financial Accounting Standard Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision-usefulness of income tax disclosures, particularly in the rate reconciliation table and disclosures about income taxes paid. The ASU’s amendments are effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company adopted ASU 2023-09 (Topic 740) as of January 1, 2025; the adoption of this ASU did not have a material impact on our quarterly income tax disclosures in our condensed consolidated financial statements and related disclosures. However, the adoption of the ASU did have an impact on our annual income tax disclosures in our consolidated financial statements. We added disclosures for income/(loss) before tax by jurisdiction. We expanded our rate reconciliation disclosures to included disaggregated reconciling items by nature utilizing the 5% threshold and added applicable percentages for each item disclosed. Additionally, we added expanded disclosures for income taxes paid, disaggregated between federal, state and foreign jurisdictions utilizing a quantitative threshold of 5% of total income taxes paid and further disclosed the individual state and local jurisdictions that contribute to the majority (greater than 50%) of the income taxes paid within the jurisdiction. The new standard allows for prospective or retrospective adoption of these disclosure items. Management determined the retrospective disclosures would be more useful to our stockholders.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends the guidance in ASC 350-40, Intangibles — Goodwill and Other — Internal-Use Software. This ASU modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. The amendments in ASU 2025-06 are effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. This ASU is permitted to be applied prospectively, retrospectively or through a modified transition approach. The adoption is not expected to have an impact on our consolidated financial statements.

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

Three Months Ended September 30, 2026	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$2,435	$-	$2,435
Equipment financing revenue	417	7	424
Telecommunications services	12,798	-	12,798
Fees, commissions, and other, recognized over time	1,261	-	1,261
One time fees, commissions and other	576	-	576
Software licenses	-	1,405	1,405
Software license and maintenance and support subscriptions	-	5,983	5,983
Professional services and other	-	300	300
	$17,487	$7,695	$25,182
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$3,011	$1,705	$4,716
Products, services, and fees transferred over time	14,476	5,990	20,466
	$17,487	$7,695	$25,182

Three Months Ended September 30, 2025	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$1,369	$-	$1,369
Equipment financing revenue	213	-	213
Telecommunications services	7,312	-	7,312
Fees, commissions, and other, recognized over time	628	-	628
One time fees, commissions and other	454	-	454
Software licenses	-	2,071	2,071
Software license and maintenance and support subscriptions	-	5,142	5,142
Professional services and other	-	308	308
	$9,976	$7,521	$17,497
Timing of revenue recognition
Products, services, and fees recognized at a point in time	$1,823	$2,379	$4,202
Products, services, and fees transferred over time	8,153	5,142	13,295
	$9,976	$7,521	$17,497

Nine Months Ended September 30, 2026	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$7,312	$-	$7,312
Equipment financing revenue	1,119	22	1,141
Telecommunications services	34,530	-	34,530
Fees, commissions, and other, recognized over time	3,401	-	3,401
One time fees, commissions and other	1,431	-	1,431
Software licenses	-	4,551	4,551
Software license and maintenance and support subscriptions	-	17,482	17,482
Professional services and other	-	690	690
	$47,793	$22,745	$70,538
Timing of revenue recognition
Products and fees recognized at a point in time	$8,743	$5,241	$13,984
Services and fees transferred over time	39,050	17,504	56,554
	$47,793	$22,745	$70,538

Nine Months Ended September 30, 2025	Cloud	Software	Total
(In thousands)	Telecommunications	Solutions	Reportable
	Segment	Segment	Segments
Major products/services lines
Desktop devices	$3,579	$-	$3,579
Equipment financing revenue	617	-	617
Telecommunications services	21,326	-	21,326
Fees, commissions, and other, recognized over time	1,877	-	1,877
One time fees, commissions and other	1,343	-	1,343
Software licenses	-	6,044	6,044
Software license and maintenance and support subscriptions	-	14,551	14,551
Professional services and other	-	769	769
	$28,742	$21,364	$50,106
Timing of revenue recognition
Products and fees recognized at a point in time	$4,922	$6,813	$11,735
Services and fees transferred over time	23,820	14,551	38,371
	$28,742	$21,364	$50,106

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers:

	September 30,	December 31,
(In thousands)	2026	2025
Receivables, which are included in trade receivables, net of allowance for credit losses	$6,000	$4,913
Contract assets, net of allowance for credit losses	965	402
Contract liabilities	5,227	3,536

Significant changes in the contract assets and the contract liabilities balances during the period are as follows:

	For the Nine Months Ended		For the Year Ended
(In thousands)	September 30, 2026		December 31, 2025
	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Revenue recognized that was included in the contract liability balance at the beginning of the period	$-	$(1,711)	$-	$(2,641)
Increase due to cash received, excluding amounts recognized as revenue during the period	-	3,402	-	2,805
Transferred to receivables from contract assets recognized at the beginning of the period, net of allowance for credit losses	(238)	-	(251)	-
Increase due to additional unamortized discounts	801	-	247	-

Contract assets and allowance for credit losses

Our contract assets balance consists of the Company’s rights to consideration for work completed but not billed as of the reporting date. The contract assets are transferred to receivables when the rights become unconditional. Contract assets were as follows (in thousands):

	September 30,	December 31,
	2026	2025
Gross contract assets	$1,104	$547
Less: allowance for credit losses	(139)	(145)
Contract assets, net of allowance for credit losses	$965	$402

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2025	$145
Allowance acquired in business combination	6
Provision	22
Write-offs	(43)
Recoveries and other	(6)
Balance at March 31, 2026	$124
Provision	21
Write-offs	(1)
Recoveries and other	(3)
Balance at June 30, 2026	$141
Provision	25
Write-offs	(27)
Recoveries and other	-
Balance at September 30, 2026	$139

The allowance for credit losses is determined based on an assessment of historical collection experience using the loss-rate method as well as consideration of current and future economic conditions and changes in our loss-rate trends. We utilize a five-year lookback period to establish our estimate of expected credit losses, as our contractual terms range from three to five years. Based on that assessment, the allowance for credit losses as a percent of gross contract assets decreased to 12.6% at September 30, 2026 from 26.4% at December 31, 2025.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period (in thousands):

	2026	2027	2028	2029	2030 and thereafter	Total
Cloud telecommunications segment
Desktop devices	$735	-	-	-	-	$735
Telecommunications services RPOs	12,634	39,505	28,111	18,796	11,684	110,730
Total cloud telecommunications	13,369	39,505	28,111	18,796	11,684	111,465
Software solutions segment
Software solutions RPOs	6,561	12,239	5,665	2,725	908	28,098
Total consolidated RPOs	$19,930	51,744	33,776	21,521	12,592	$139,563
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income/(loss) (in thousands) (A)	$1,118	$1,450	$2,747	$3,853

Weighted-average share reconciliation:
Weighted-average basic shares outstanding (B)	33,281,303	30,397,144	32,535,272	29,292,516
Dilutive effect of stock-based awards	952,343	1,421,594	1,233,267	2,126,143
Diluted weighted-average outstanding shares of common stock (C)	34,233,646	31,818,738	33,768,539	31,418,659

Earnings per common share:
Basic (A/B)	$0.03	$0.05	$0.08	$0.13
Diluted (A/C)	$0.03	$0.05	$0.08	$0.12

For the three and nine months ended September 30, 2026 and 2025, the following potentially dilutive common stock, including awards granted under our equity incentive compensation plans, were excluded from the computation of diluted net income per share because including them would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	1,020,967	1,515,383	580,699	1,725,784

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

The acquisition was accounted for under the acquisition method of accounting, and the operating results of ESI have been included in our condensed consolidated financial statements from the closing date of the acquisition. The historical results of operations of ESI were not significant to the Company’s condensed consolidated results of operations for the periods presented. Under the acquisition method of accounting, the aggregate amount of consideration paid by us was allocated to ESI’s net tangible assets and intangible assets based on their estimated fair values as of the acquisition closing date. The preliminary purchase price allocation, as set forth in the table below, reflects various preliminary fair value estimates and analysis prepared by the Company. We retained an independent third-party valuation firm to assist management in our valuation of the acquired assets and liabilities assumed and we expect this valuation to be completed during the fourth quarter of 2026. ESI required additional time to complete their historical audited financial statement for the year ended December 31, 2025, which was issued in May 2026. The preliminary purchase price allocation is subject to revision as a more detailed analysis is completed by a third-party valuation specialist and additional information on the fair values of ESI’s assets and liabilities becomes available. Any change in the fair value of the net assets of ESI will change the amount of the purchase price allocable to goodwill. Final purchase accounting adjustments may differ materially from preliminary purchase price allocation presented here. The preliminary areas of the purchase price allocation that are not yet finalized relate to the identification and valuation of intangible assets by an independent third-party valuation firm and the determination of fair values of certain assets and liabilities including trade receivables, right-of-use assets and associated liabilities, deferred tax assets, contract costs, and various accrued liabilities. We anticipate finalizing our purchase price allocation during 2026. The following table presents the preliminary allocation of the assets acquired and liabilities assumed as of March 1, 2026 (in thousands):

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

The following unaudited pro forma information presents our consolidated results of operations as if ESI had been included in our consolidated results since January 1, 2025:

	For the Nine Months Ended September 30, (Unaudited, in thousands)
	2026	2025
Revenues	$74,935	$69,193
Net income/(loss)	3,938	1,483
Earnings per share	$0.12	$0.05

The unaudited pro forma financial information is presented for informational purposes only and may not necessarily reflect the Company’s future results of operations or what the results of operations would have been had the Company owned and operated ESI as of January 1, 2025.

Acquisition-related expenses incurred by us in connection with the ESI acquisition of $0 for the three months ended September 30, 2026 and $1,019 for the nine months ended September 30, 2026, are recorded within general and administrative expenses in our condensed consolidated statements of operations.

5. Trade Receivables and Allowance for Credit Losses

Our trade receivables balance consists of traditional trade receivables. Trade receivables were as follows (in thousands):

	September 30,	December 31,
	2026	2025
Gross trade receivables	$6,120	$5,037
Less: allowance for credit losses	(120)	(124)
Trade receivables, net	$6,000	$4,913

Current trade receivables, net	$6,000	$4,913
Long-term trade receivables, net	-	-
Trade receivables, net	$6,000	$4,913

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2025	$124
Allowance acquired in business combination	11
Provision	39
Write-offs	(19)
Recoveries and other	1
Balance at March 31, 2026	$156
Provision	25
Write-offs	(27)
Recoveries and other	(81)
Balance at June 30, 2026	$73
Provision	65
Write-offs	(12)
Recoveries and other	(6)
Balance at September 30, 2026	$120

The allowance for credit losses is determined based on an assessment of historical collection experience using the aging schedule method as well as consideration of current and future economic conditions. Based on that assessment, the allowance for credit losses as a percent of gross trade receivables decreased to 2.0% at September 30, 2026 from 2.5% at December 31, 2025.

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

	September 30,	December 31,
	2026	2025
Gross equipment financing receivables	$11,531	$6,543
Less: unearned income	(3,003)	(1,747)
Less: allowance for credit losses	(233)	(157)
Equipment financing receivables, net	$8,295	$4,639

Current equipment financing receivables, net	$2,861	$1,416
Long-term equipment financing receivables, net	5,434	3,223
Equipment financing receivables, net	$8,295	$4,639

    A summary of our gross equipment financing receivables’ future contractual maturities, is as follows (in thousands):

Year ending December 31,
2026 remaining	$1,150
2027	4,164
2028	3,110
2029	1,957
2030	966
2031 and thereafter	184
Total	$11,531

Allowance for Credit Losses

The allowance for credit losses was as follows (in thousands):

Balance at December 31, 2025	$157
Allowance acquired in business combination	68
Provision	54
Write-offs	(54)
Recoveries and other	-
Balance at March 31, 2026	$225
Provision	25
Write-offs	(26)
Recoveries and other	-
Balance at June 30, 2026	$224
Provision	38
Write-offs	(31)
Recoveries and other	2
Balance at September 30, 2026	$233

Aging of Receivables

The aging of gross equipment financing receivables was as follows (in thousands):

	September 30,	December 31,
	2026	2025
Past due amounts 0 - 90 days	$8,520	$4,786
Past due amounts > 90 days	8	10
Total	$8,528	$4,796

Our equipment financing receivable portfolio is primarily in the United States. The allowance for credit losses is determined principally based on an assessment of origination year and past collection experience as well as consideration of current and future economic conditions and changes in our customer collection trends. Based on that assessment, the allowance for credit losses as a percent of gross equipment financing receivables (net of unearned income) decreased to 2.7% at September 30, 2026 from 3.3% at December 31, 2025.

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

The table below shows gross equipment financing receivables and current period gross write offs by year of origination (in thousands):

	September 30, 2026							December 31, 2025
	2026	2025	2024	2023	2022	Prior	Total Equipment Financing Receivables	Total Equipment Financing Receivables
United States	$2,218	2,966	1,937	1,056	344	7	$8,528	$4,796
Current period gross write offs	$9	26	55	14	7	-	$111	$50

7. Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Prepaid corporate insurance	$187	$88
Prepaid software services and support	615	612
Prepaid employee insurance premiums	288	-
Prepaid Nasdaq listing fee	18	-
User group meeting fees	468	125
Prepaid rent	-	15
Other prepaid expenses	202	52
Total prepaid expenses	$1,778	$892

8. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Computer and office equipment	$1,714	$2,160
Computer software	589	589
Internal-use software	14	14
Vehicles	131	143
Leasehold improvements	34	34
Less: accumulated depreciation	(2,156)	(2,745)
Total property and equipment, net	$326	$195

Depreciation expense is included in general and administrative expenses and totaled $50 and $54 for the three months ended September 30, 2026 and 2025, respectively, and $158 and $174 for the nine months ended September 30, 2026 and 2025, respectively. During the quarter ended September 30, 2026, we disposed of computer and office equipment totaling $735 with accumulated depreciation of $735 and vehicles totaling $12 with accumulated depreciation of $12.

9. Intangible Assets and Goodwill

Acquired intangible assets subject to amortization consisted of the following (in thousands):

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$48,373	$(13,496)	$34,877	$26,073	$(9,404)	$16,669
Developed technologies	4,900	(4,273)	627	4,900	(3,811)	1,089
Trademark and trade names	1,500	(536)	964	400	(400)	-
Capitalized software development costs	410	(410)	-	410	(308)	102
Total acquired intangible assets	$55,183	$(18,715)	$36,468	$31,783	$(13,923)	$17,860

As of September 30, 2026, the weighted average remaining useful life for customer relationships was 12.2 years and developed technologies was 0.7 years, and trademark and trade names was 5.3 years

Amortization expense for customer relationships intangible assets is included in selling and marketing expenses, amortization expense for developed technologies intangible assets is included in cost of software solutions revenue, amortization expense for trademark and trade name intangible assets is included in general and administrative expenses, amortization expense for capitalized software development costs intangible assets is included in general and administrative expenses. The following table summarizes the amortization expense by financial statement line item (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of software solutions revenue	$154	$183	$462	$548
Selling and marketing	1,622	500	4,092	1,500
General and administrative	58	102	238	244
Total amortization expense	$1,834	$785	$4,792	$2,292

As of September 30, 2026, annual amortization of definite lived intangible assets, based on existing intangible assets and current useful lives, is estimated to be the following (in thousands):

Year ending December 31,
2026 remaining	$1,835
2027	6,179
2028	4,850
2029	4,219
2030	3,640
2031 and thereafter	15,745
Total	$36,468

The following table provides a summary of changes in the carrying amounts of goodwill (in thousands):

Goodwill
Balance at January 1, 2025	$9,454
Additions	-
Balance at December 31, 2025	$9,454
Additions	4,716
Balance at September 30, 2026	$14,170

10. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued wages and benefits	$4,065	$2,974
Accrued accounts payable	3,215	2,532
Accrued sales and telecommunications taxes	3,367	2,213
Product warranty liability	60	21
Cloud computing arrangements	108	159
Credit cards	113	103
Other	665	389
Total accrued expenses	$11,593	$8,391

The changes in aggregate product warranty liabilities for the year ended December 31, 2025 and the nine months ended September 30, 2026 were as follows (in thousands):

Warranty Liabilities
Balance at January 1, 2025	$32
Accrual for warranties	21
Adjustments related to pre-existing warranties	(13)
Warranty settlements	(19)
Balance at December 31, 2025	21
Accrual for warranties	59
Warranty settlements	(20)
Balance at September 30, 2026	$60

Product warranty expense is included in cost of product revenue expense and totaled $9 and $6 for the three months ended September 30, 2026 and 2025, respectively, and $20 and $19 for the nine months ended September 30, 2026 and 2025, respectively.

11. Notes Payable

Notes payable consists of short and long-term financing arrangements:

	September 30,	December 31,
	2026	2025
Related party note payable	$-	$98
Other notes payable	4,748	16
Total notes payable	$4,748	$114
Less: current notes payable	(454)	(114)
Notes payable, net of current portion	$4,294	$-

In May 2026, the Company entered into a credit agreement with Wells Fargo Bank, National Association, (“Credit Agreement”), providing for a $5,000 Term Loan. Borrowings under the Term Loan will bear interest, at a rate per annum equal to the Applicable Margin of 2.25% plus the Term Secured Overnight Financing Rate (“SOFR”) in effect on the first day of the applicable interest period. The interest period is a period commencing on a Federal Reserve Business Day and continuing for 1 month, 3 months, or 6 months as designated by the borrower from time to time, during which the future outstanding principal balance bears interest. The applicable margin is determined based on the Company’s total net leverage ratio (as defined in the agreement) and varies between tranches from 2.25% at a less than or equal to 2.00 to 1.00 net leverage ratio and up to 2.75% at a greater than 2.50 to 1.00 net leverage ratio. Interest is payable quarterly in arrears on the last day of each fiscal quarter, with respect to borrowings bearing interest. The Term Loan is subject to compliance with the restrictive covenants as defined in the agreement. The credit facility is guaranteed by certain material domestic subsidiaries of the Company and secured by substantially all of the personal property of the Company and such subsidiary guarantors. In connection with the Credit Agreement, the Company incurred $147 of total debt issuance costs. As of September 30, 2026, $127 of unamortized debt issuance costs remained. As of September 30, 2026 and December 31, 2025, the outstanding balance of the note payable was $4,748 and $0, respectively. During the three months ended September 30, 2026 and 2025, the Company paid principal of $125 and $0, respectively, and interest of $123 and $0, respectively. During the nine months ended September 30, 2026 and 2025, the Company paid principal of $125 and $0, respectively, and interest of $123 and $0, respectively.

On February 27, 2023, we entered into a promissory note with CrossFirst Bank in the amount of $278. The promissory note had a term of three (3) years with monthly payments of Eight Thousand Five Hundred Forty-Three ($8,543), including interest of 6.58%, beginning on March 27, 2023. Additionally, the promissory note was subject to certain financial covenants. The note payable was repaid in full in February 2026.

On November 1, 2022, as part of the acquisition of Allegiant Networks, we entered into a promissory note with the seller in the amount of $1.1 million. The loan agreement had a term of three (3) years with quarterly payments of Ninety-Eight Thousand Three Hundred Eighty-One ($98,381), including interest at 4.00%, beginning on April 1, 2023. As of September 30, 2026 and December 31, 2025, the outstanding balance of the related party note payable was $0 and $98, respectively. During the three months ended September 30, 2026 and 2025, the Company paid principal of $0 and $94, respectively, and interest of $0 and $4, respectively. During the nine months ended September 30, 2026 and 2025, the Company paid principal of $98 and $284, respectively, and interest of $0 and $10, respectively.

As of September 30, 2026, future principal payments are scheduled as follows (in thousands):

Year ending December 31,
2026 remaining	$125
2027	500
2028	500
2029	3,750
2030	-
Total	$4,875

12. Line of Credit

In May 2026, the Company entered into a credit agreement with Wells Fargo Bank, National Association, (“Credit Agreement”), providing for a $5,000 Revolving Credit Facility. The $5,000 Revolving Credit Facility commitments remain available for draw until May 2029, at which time it will terminate, and all outstanding revolving loans under the facility will be due and payable. Borrowings under the Revolving Credit Facility shall bear interest either (i) at a fluctuating rate per annum equal to the Applicable Margin plus Daily Simple SOFR in effect from time to time, or (ii) at a rate per annum equal to the Applicable Margin plus Term SOFR in effect on the first day of the applicable Interest Period, as selected by the Company. The Company selected an interest period of quarterly. The applicable margin is determined based on the Company’s total net leverage ratio (as defined in the agreement) and varies between tranches from 2.25% at a less than or equal to 2.00 to 1.00 net leverage ratio and up to 2.75% at a greater than 2.50 to 1.00 net leverage ratio. Interest is payable quarterly in arrears on the last day of each fiscal quarter, with respect to borrowings bearing interest. Any drawdown under the Credit Agreement would be subject to compliance with the restrictive covenants as defined in the agreement. The Company also pays a quarterly fee of up to 0.35% per annum on the daily unused amount of the Revolving Credit Facility commitments. The credit facility is guaranteed by certain material domestic subsidiaries of the Company and secured by substantially all of the personal property of the Company and such subsidiary guarantors. As of September 30, 2026, there was an outstanding balance of $0, and $5,000 remained available for borrowing.

The Company maintained a line of credit with a maximum principal amount of $700, payable upon demand. The line of credit bore interest at 0.50% over the Wall Street Journal Prime Rate. As of September 30, 2026, there was an outstanding balance of $0 and $0 remained available for borrowing. The line of credit was collateralized by all company assets and subject to certain financial covenants. On February 18, 2026, the Company terminated the line of credit.

13. Fair Value Measurements

We have financial instruments as of September 30, 2026 and December 31, 2025 for which the fair value is summarized below (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Trade receivables, net	$6,000	$6,000	$4,913	$4,913
Equipment financing receivables	8,295	8,295	4,639	4,639
Liabilities:
Finance lease obligations	$-	$-	$2	$2
Notes payable	4,748	4,977	114	115

We have no liabilities for which fair value is recognized in the balance sheet on a recurring basis as of September 30, 2026 and December 31, 2025.

14. Income Taxes

Our effective tax rate for the three months ended September 30, 2026 and 2025 was 2.3% and 2.9%, respectively, which resulted in an income tax benefit/(provision) of $(26) and $(43), respectively. Our effective tax rate for the nine months ended September 30, 2026 and 2025 was 2.8% and 3.4%, respectively, which resulted in an income tax benefit/(provision) of $(80) and $(135), respectively.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more-likely-than-not that such assets will not be realized. In making the assessment under the more-likely-than-not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry-forward periods by jurisdiction, unitary versus stand-alone state tax filings, our experience with loss carryforwards expiring unutilized, and all tax planning alternatives that may be available. As of December 31, 2025, management reviewed the weight of all the positive and negative evidence available. Management reviewed negative evidence such as three years of cumulative pretax loss in the U.S. federal tax jurisdiction, and positive evidence such as projections of future pretax income and the duration of statutory carry-forward periods. As of December 31, 2025 the Company has a cumulative pretax loss for the three year lookback excluding the gain on the sale of property and equipment, which is considered significant objectively verifiable negative evidence. Management also evaluated projections of future pretax income and the duration of statutory carry-forward periods to determine if the NOL carryforwards could be utilized in whole or in part before they expire unutilized. Forecasts and projections of future income are inherently subjective and therefore generally are given less weight, based on the extent to which the assumptions can be objectively verified based on historical experience. Although historical trends utilized in our projections are objectively verifiable we assigned less weight to this positive evidence given the subjective nature of assumptions in projections. Management reviewed negative evidence related to experience of credits and loss carryforwards expiring unutilized, and determined that although negative evidence exists, it was not significant evidence, as the current loss carryforwards do not begin to expire until 2032 and therefore risk is minimal. After reviewing the weight of the positive and negative evidence, management determined that the positive evidence was not sufficient enough to overcome the negative evidence of cumulative pretax losses for the three-year lookback to conclude that it is more likely than not that deferred tax assets of $7,687 are realizable. Therefore, a valuation allowance of $7,687 was recorded against our gross deferred tax asset balance as of September 30, 2026 and December 31, 2025.

15. Share-Based Compensation

The following table summarizes the statement of operations effect of share-based compensation for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of service revenue	$32	$57	$95	$198
Cost of software solutions revenue	30	32	85	92
Selling and marketing	141	114	1,761	353
General and administrative	712	449	376	1,242
Research and development	123	114	357	369
Total share-based compensation expense	$1,038	$766	$2,674	$2,254

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

We leased office space in Tempe, Arizona under a non-cancelable operating lease agreement that expired in January 2025. On August 9, 2023, in connection with the sale of our corporate office building and land, we entered into a lease agreement to leaseback the property. The operating lease agreement had an initial term of eighteen full calendar months, with an option to terminate the lease on the last day of the twelfth full calendar month with a ninety-day notice. The operating lease agreement included fixed fees for property tax, insurance, and common area maintenance (CAM). We account for the lease components and non-lease components such as fixed fee property tax and insurance charges as a single lease component. The CAM charges were considered a separate non-lease component of the lease agreement and were excluded from the measurement of the lease liability.We utilized our incremental borrowing rate of 6.58% to determine the present value of lease payments to determine our lease liability. Rental expense for the three months ended September 30, 2026 and 2025 was approximately $0 and $0, respectively, and for the nine months ended September 30, 2026 and 2025 was $0 and $14, respectively.

We currently are in a non-cancelable commercial sublease operating agreement to sublease office space in Tempe Arizona, which is the headquarters for the Company. This sublease commenced on October 1, 2025, and will continue for thirty-seven (37) months through October 31, 2027. The base monthly rent is as follows: October 1, 2025 – September 30, 2025, $28; October 1, 2025 – September 30, 2026, $29, and October 1, 2026 – October 31, 2027, $30. The Company is entitled to three months of rent abatement, which will be January 2025, January 2026, and January 2027. If Operating Costs exceed $20 in a calendar year, then the Company shall be responsible for fifty (50%) percent of the amount exceeding $20. Rental expense for the three months ended September 30, 2026 and 2025 was approximately $82 and $81, respectively, and for the nine months ended September 30, 2026 and 2025 was $244 and $242, respectively.

We leased office space in Reston, Virginia under a non-cancelable operating lease agreement that expired in October 2025. The operating lease contained customary escalation clauses. Rental expense for the three months ended September 30, 2026 and 2025 was approximately $0 and $14, respectively, and for the nine months ended September 30, 2026 and 2025 was $0 and $40, respectively.

We currently lease office space in San Diego, California under a non-cancelable operating lease agreement that expires in 2027. Rental expense for the three months ended September 30, 2026 and 2025 was approximately $22 and $22, respectively, and for the nine months ended September 30, 2026 and 2025 was $68 and $65, respectively.

We currently lease office space in Overland Park, Kansas under a non-cancelable operating lease agreement that expires in 2027. The operating lease contains customary escalation clauses. Rental expense for the three months ended September 30, 2026 and 2025 was approximately $37 and $48, respectively, and for the nine months ended September 30, 2026 and 2025 was $125 and $130, respectively.

We currently lease office space in Plano, Texas under a non-cancelable operating lease agreement that expires in 2026. Rental expense for the three months ended September 30, 2026 and 2025 was approximately $8 and $0, respectively, and for the nine months ended September 30, 2026 and 2025 was $19 and $0, respectively. We currently lease other assets under multiple operating leases.

The leases expire on various dates through 2027 and the interest rates range from 3% to 15.74%. The expense is included in cost of product expenses and totaled approximately $7 and $15 for the three months ended September 30, 2026 and 2025, respectively, and for the nine months ended September 30, 2026 and 2025 was $35 and $50, respectively.

We currently lease data center colocation space in Lenexa, Kansas, Plano, Texas, Secaucus, New Jersey and Phoenix, Arizona under non-cancelable operating lease agreements that expire on various dates through 2029. Rental expense for the three months ended September 30, 2026 and 2025 was approximately $150 and $150, respectively, and for the nine months ended September 30, 2026 and 2025 was $479 and $440, respectively.

We have lease agreements with lease and non-lease components, and we account for the lease and non-lease components as a single lease component. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.  The Company leases equipment and support under finance lease agreements which extends through 2029. The Company also leases one vehicle under a financing agreement. The outstanding balance for finance leases was $0 and $2 as of September 30, 2026 and December 31, 2025, respectively. The Company recorded assets classified as property and equipment under finance lease obligations of $357 and $486 as of September 30, 2026 and December 31, 2025, respectively. Related accumulated depreciation totaled $357 and $462 as of September 30, 2026 and December 31, 2025, respectively. The interest rates on the finance lease obligations is 15.74% and interest expense was $0 and $0 for the three months ended September 30, 2026 and 2025, respectively, and for the nine months ended September 30, 2026 and 2025 was $0 and $1, respectively.

The maturity of operating leases and finance lease liabilities as of September 30, 2026 are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2026 remaining	$161	$-
2027	479	-
2028	62	-
2029	41	-
2030	-	-
Total minimum lease payments	743	-
Less: amount representing interest	(44)	-
Present value of minimum lease payments	$699	$-

Lease term and discount rate	September 30, 2026
Weighted-average remaining lease term (years)
Operating leases	1.5
Finance leases	0.2
Weighted-average discount rate
Operating leases	7.8%
Finance leases	15.7%

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$552	$499
Operating cash flows from finance leases	-	1
Financing cash flows from finance leases	2	20

Non-cash investing and financing activities:
Additions to ROU assets obtained from:
New operating lease liabilities	$-	$-
New finance lease liabilities	-	-

17. Commitments and Contingencies

Annual Employee Bonus Plan Accrual

We utilize incentive bonuses to reward performance achievements, which provides potential annual cash bonus awards to Company employees, including Named Executive Officers (“NEOs”). Under the Bonus Plan, the Compensation Committee of the Board of Directors of the Company (the “Board”) has established a bonus pool of $1,089, for our NEOs and executive management team for the year ending December 31, 2026. The Board established a bonus pool of $409 for our non-executive employees, for the year ending December 31, 2026. Participants are eligible to receive cash bonus awards based upon achieving annual performance targets established by the Board for the year ending December 31, 2026, relating to annual revenue and adjusted EBITDA performance targets. Awards will be paid on a tiered scale based upon actual performance as a percentage of the performance targets with a floor and cap. Payments for individual performance targets met or exceeded are payable, whether or not all performance targets are met, consistent with the weighted amounts for each performance target within the bonus pools. Bonus awards for NEOs and executive management will be weighted 50% on annual revenue and 50% on Adjusted EBITDA. No bonus will be awarded for any performance target for which actual performance is less than 90% of target. At 90% or greater actual performance relative to the target, 50% of the weighted bonus amount for the performance target is payable. From 90% to 100% actual performance relative to the target, the remaining 50% of the weighted bonus amount is awarded pro rata with the percentage of actual performance exceeding 90% of target (i.e., each 1% excess over 90% of performance target equals 5% of the weighted bonus amount payable). If actual performance reaches 105% of the revenue performance target or 110% of the adjusted EBITDA performance target or greater for any individual performance target, then an additional 10% of the amount apportioned to that performance target will be payable as an additional bonus. Historically, for the years ended December 31, 2025 and 2024, the employee bonus plan performance targets were achieved at 100% or greater. Based on our financial performance as of September 30, 2026 and forecasted annualized results for the year ending December 31, 2026, management determined that the achievement of 100% of the annual revenue and Adjusted EBITDA performance targets is probable. Based on management’s estimate, the Company recorded an accrual of $1,124 for the employee bonus plan, which is included in accrued expense in the accompanying condensed consolidated balance sheet at September 30, 2026.

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

Purchase Obligations

In February 2024, the Company entered into a $5.4 million noncancellable five-year hosting service contract with Oracle, a third-party network service provider. The contract includes minimum quarterly commitments and the requirements to maintain the service level for the entire contract period. Under this agreement, $324 remains due during fiscal year 2026, $1.5 million will be due during fiscal 2027, $1.7 million will be due during fiscal 2028, and $456 will be due during fiscal 2029. During the three months ended September 30, 2026 and 2025, the Company has expensed $294 and $189, respectively and for the nine months ended September 30, 2026 and 2025 was $1,168 and $211, respectively, of the purchase obligation and $108 and $234 is included in accrued expenses at September 30, 2026 and December 31, 2025, respectively.

Legal Proceedings

In the ordinary course of business, the Company may be involved in a variety of claims, lawsuits, investigations, and other proceedings, including patent infringement claims, employment litigation, regulatory compliance matters, and contractual disputes, that can arise in the normal course of the Company's operations. The Company recognizes a provision when management believes information available prior to the issuance of the financial statements indicates it is probable a loss has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. The Company adjusts the amount of the provision to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. As of September 30, 2026, the Company does not have a recorded liability for estimated losses. Legal costs are expensed as incurred.

On March 5, 2026, ReadyComm LLC (“ReadyComm”) filed a complaint against Crexendo, Inc. in the United States District Court for the District of Delaware, captioned ReadyComm LLC v. Crexendo, Inc., Case No. 1:26-cv-00234-MN. The complaint alleges that certain of the Company’s products and services directly and indirectly infringe one or more claims of U.S. Patent No. 9,179,011, titled “Telephone Communication System and Method of Using.” ReadyComm seeks monetary damages, interest, costs and expenses, attorneys’ fees under certain circumstances, and other relief the court may deem appropriate.

The Company denies ReadyComm’s allegations and does not believe that it has infringed any valid and enforceable claim of the patent. The Company has asserted counterclaims seeking declarations that it does not infringe the patent and that the patent is invalid, as well as dismissal of the complaint with prejudice and recovery of its costs and attorneys’ fees. ReadyComm has denied the substantive allegations of the Company’s counterclaims. The litigation and discovery therein remain at an early stage.

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

Our chief operating decision maker (CODM) is our Chief Executive Officer, Jeffrey G. Korn. The CODM uses segment income/(loss) from operations before income tax for purposes of allocating resources and evaluating financial performance predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis using the segment income/(loss) before income tax measure when making decisions about allocating capital and personnel to the segments. The CODM does not review assets in evaluating the results of the operating segments, and therefore, such information is not presented. Segment revenue, significant segment expenses, income/(loss) from operations, other income/(expense) and income/(loss) before income tax for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

Three Months Ended September 30, 2026	Cloud	Software
(In thousands)	Telecommunications	Solutions	Total
	Segment	Segment	Consolidated
Service revenue	$15,052	$-	$15,052
Software solutions revenue	-	7,695	7,695
Product revenue	2,435	-	2,435
Consolidated revenue	17,487	7,695	25,182

Less: significant and other segment expenses
Employee expenses	6,316	3,826	10,142
Commissions	3,275	377	3,652
Contractor expense	775	531	1,306
Depreciation and amortization	1,484	400	1,884
Other segment items (1)	5,332	1,784	7,116
Total operating expense	17,182	6,918	24,100

Segment income/(loss) from operations	305	777	1,082

Less: other segment income/(expense)
Interest income	113	11	124
Interest expense	(81)	-	(81)
Other income/(expense)	17	2	19

Income/(loss) before income tax	$354	$790	$1,144

Income tax benefit/(provision)			(26)

Net income/(loss)			$1,118

_____________

(1) Other segment items primarily includes third-party telecommunication charges, cost of product revenue, software costs, data center costs, and other overhead expenses.

Three Months Ended September 30, 2025	Cloud	Software
(In thousands)	Telecommunications	Solutions	Total
	Segment	Segment	Consolidated
Service revenue	$8,607	$-	$8,607
Software solutions revenue	-	7,521	7,521
Product revenue	1,369	-	1,369
Consolidated revenue	9,976	7,521	17,497

Less: significant and other segment expenses
Employee expenses	3,809	3,110	6,919
Commissions	1,488	397	1,885
Contractor expense	635	450	1,085
Depreciation and amortization	344	495	839
Other segment items (1)	3,541	1,923	5,464
Total operating expense	9,817	6,375	16,192

Segment income/(loss) from operations	159	1,146	1,305

Less: other segment income/(expense)
Interest income	199	-	199
Interest expense	(3)	-	(3)
Other income/(expense)	(2)	(6)	(8)

Income/(loss) before income tax	$353	$1,140	$1,493

Income tax benefit/(provision)			(43)

Net income/(loss)			$1,450

____________

(1) Other segment items primarily includes third-party telecommunication charges, cost of product revenue, software costs, data center costs, and other overhead expenses.

Nine Months Ended September 30, 2026	Cloud	Software
(In thousands)	Telecommunications	Solutions	Total
	Segment	Segment	Consolidated
Service revenue	$40,481	$-	$40,481
Software solutions revenue	-	22,745	22,745
Product revenue	7,312	-	7,312
Consolidated revenue	47,793	22,745	70,538

Less: significant and other segment expenses
Employee expenses	17,519	11,132	28,651
Commissions	8,495	1,098	9,593
Contractor expense	2,142	1,628	3,770
Depreciation and amortization	3,696	1,254	4,950
Other segment items (1)	15,437	5,560	20,997
Total operating expense	47,289	20,672	67,961

Segment income/(loss) from operations	504	2,073	2,577

Less: other segment income/(expense)
Interest income	320	32	352
Interest expense	(143)	-	(143)
Other income/(expense)	41	-	41

Income/(loss) before income tax	$722	$2,105	$2,827

Income tax benefit/(provision)			(80)

Net income/(loss)			$2,747

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

The Company operates in two geographic areas, the United States and international. Revenue by geography is based on the location of the customer from which the revenue is earned. Revenue by geographic location is as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	Percentage	2025	Percentage	2026	Percentage	2025	Percentage
United States	$24,248	96%	$16,618	95%	$67,661	96%	$47,012	94%
International	934	4%	879	5%	2,877	4%	3,094	6%
Total revenue	$25,182		$17,497		$70,538		$50,106

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

OVERVIEW

Crexendo, Inc. is an award-winning software technology company that is a premier provider of cloud communication platform software and unified communications as a service (UCaaS) offering, including voice, video, contact center, and managed IT services tailored to businesses of all sizes. Our cloud communications software solutions currently support over eight million end users globally, through an extensive network of over 250 cloud communication platform software subscribers and our direct retail offering. Our products and services can be categorized in the following offerings:

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

Annualized Exit Monthly Recurring Subscriptions

We believe that our Annualized Exit Monthly Recurring Subscriptions (“AERR”) is a leading indicator of our anticipated subscriptions revenues. We believe that trends in revenue are important to understanding the overall health of our business, and we use these trends to formulate financial projections and make strategic business decisions. Our AERR equals our Monthly Recurring Subscriptions multiplied by 12. Our Monthly Recurring Subscriptions equals the monthly value of all customer recurring charges at the end of a given month. For example, our Monthly Recurring Subscriptions at September 30, 2026 were $7,099. As such, our AERR at September 30, 2026 was $85,176 compared to $56,100 at September 30, 2025.

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

Our key business metrics for the periods ended September 30, 2026 and September 30, 2025, were as follows (in thousands, except for percentages):

	As of September 30, 2026			As of September 30, 2025
	Cloud Telecommunications Services	Software Solutions	Consolidated	Cloud Telecommunications Services	Software Solutions	Consolidated
Annualized exit recurring revenue	$60,854	$24,322	$85,176	$35,397	$20,703	$56,100
Net dollar subscription retention rate	100%	102%	100%	99%	102%	100%
Adjusted EBITDA	2,306	1,708	4,014	936	2,007	2,943

RESULTS OF OPERATIONS

The following discussion of financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and notes thereto and other financial information included elsewhere in this Form 10-Q.

Results of Consolidated Operations (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service revenue	$15,052	$8,607	$40,481	$25,163
Software solutions revenue	7,695	7,521	22,745	21,364
Product revenue	2,435	1,369	7,312	3,579
Total revenue	$25,182	$17,497	$70,538	$50,106
Income/(loss) before income tax	1,144	1,493	2,827	3,988
Income tax (provision)/benefit	(26)	(43)	(80)	(135)
Net income/(loss)	1,118	1,450	2,747	3,853
Basic earnings per share	$0.03	$0.05	$0.08	$0.13
Diluted earnings per share	$0.03	$0.05	$0.08	$0.12

Three months ended September 30, 2026 compared to three months ended September 30, 2025

Total Revenue

Total revenue consists of service revenue, software solutions revenue, and product revenue. The following table reflects our total revenue for the three months ended September 30, 2026, compared to the three months ended September 30, 2025:

	Three Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Total revenue	$25,182	$17,497	$7,685	44%

The increase in total revenue is due to acquired revenue contributed by our acquisition of ESI on March 1, 2026 of $6,801, an increase in organic service revenue of $531, an increase in organic product revenue of $179, and an increase in software solutions revenue of $174.

Income/(Loss) Before Income Tax

The following table reflects our income/(loss) before income tax for the three months ended September 30, 2026, compared to the three months ended September 30, 2025:

	Three Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Income/(loss) before income tax	$1,144	$1,493	$(349)	(23)%

The decrease in income/(loss) before income tax is primarily related to an increase in operating expenses of $7,908 and a decrease in other income/(expense) of $126, offset by an increase in revenue of $7,685. The increase in revenue is related to additional revenue of $6,801 contributed by our March 1, 2026 acquisition of ESI and an increase of $884 from organic growth from new and existing customers. The increase in operating expenses is primarily related to additional expenses of $7,086 contributed by our March 1, 2026 acquisition of ESI, an increase in salaries, benefits, bonuses, and share-based compensation of $729, an increase in commission expense of $272, and an increase in other operating expenses of $9, offset by a decrease in outsourced labor of $188. The decrease in other income is primarily related to an increase in interest expenses of $78 and a decrease in interest income of $75, offset by an increase in other income of $27.

Income Tax Benefit/(Provision)

The following table reflects our income tax benefit/(provision) for the three months ended September 30, 2026, compared to the three months ended September 30, 2025:

	Three Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Income tax benefit/(provision)	$(26)	$(43)	$17	40%

The decrease in income tax provision is due to a decrease in taxable income for the three months ended September 30, 2026.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

Total Revenue

Total revenue consists of service revenue, software solutions revenue, and product revenue. The following table reflects our service revenue for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025:

	Nine Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Total revenue	$70,538	$50,106	$20,432	41%

The increase in total revenue is due to acquired revenue contributed by our acquisition of ESI on March 1, 2026 of $15,863, an increase in organic service revenue of $1,692, an increase in organic product revenue of $1,496, and an increase in software solutions revenue of $1,381.

Income/(Loss) Before Income Tax

The following table reflects our income/(loss) before income tax for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025:

	Nine Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Income/(loss) before income tax	$2,827	$3,988	$(1,161)	(29)%

The decrease in income/(loss) before income tax is primarily related to an increase in operating expenses of $21,413 and a decrease in other income/(expense) of $180, offset by an increase in revenue of $20,432. The increase in revenue is related to additional revenue of $15,863 contributed by our March 1, 2026 acquisition of ESI and an increase of $4,569 from organic growth from new and existing customers. The increase in operating expenses is primarily related to additional expenses of $16,150 contributed by our March 1, 2026 acquisition of ESI, an increase in salaries, benefits, bonuses, and share-based compensation of $2,314, an increase in cost of product revenue of $1,209 related to an increase in product revenue, an increase in third-party hosting services of $947, an increase in commission expenses of $696, and an increase in other operating expenses of $97. The decrease in other income is primarily related to an increase in interest expense of $125 and a decrease in interest income of $57, offset by an increase in other income of $2.

Income Tax Benefit/(Provision)

The following table reflects our income tax benefit/(provision) for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025:

	Nine Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Income tax benefit/(provision)	$(80)	$(135)	$55	41%

The decrease in income tax provision is due to a decrease in taxable income for the nine months ended September 30, 2026.

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

In our November 3, 2026 earnings press release, as furnished on Form 8-K, we included Non-GAAP net income, EBITDA and Adjusted EBITDA. The terms Non-GAAP net income, EBITDA, and Adjusted EBITDA are not defined under U.S. GAAP, and are not measures of operating income, operating performance or liquidity presented in analytical tools, and when assessing our operating performance, Non-GAAP net income, EBITDA, and Adjusted EBITDA should not be considered in isolation, or as a substitute for net income/(loss) or other consolidated income statement data prepared in accordance with U.S. GAAP. Some of these limitations include, but are not limited to:

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

41

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

Reconciliation of U.S. GAAP Net Income/(Loss) to Non-GAAP Net Income
(Unaudited, in thousands, except for per share and share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S. GAAP net income/(loss)	$1,118	$1,450	$2,747	$3,853
Share-based compensation and related taxes (1)	1,048	799	2,769	2,422
Acquisition related expenses	-	-	1,019	-
Amortization of intangible assets	1,834	785	4,792	2,292
Non-GAAP net income	$4,000	$3,034	$11,327	$8,567

Non-GAAP earnings per common share:
Basic	$0.12	$0.10	$0.35	$0.29
Diluted	$0.12	$0.10	$0.34	$0.27

Weighted-average common shares outstanding:
Basic	33,281,303	30,397,144	32,535,272	29,292,516
Diluted	34,233,646	31,818,738	33,768,539	31,418,659

Reconciliation of U.S. GAAP Net Income/(Loss) to EBITDA to Adjusted EBITDA
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S. GAAP net income/(loss)	$1,118	$1,450	$2,747	$3,853
Depreciation and amortization	1,884	839	4,950	2,466
Interest expense	81	3	143	18
Gain on the sale of property and equipment	(11)	-	(11)	-
Other, net	(132)	(191)	(382)	(448)
Income tax provision	26	43	80	135
EBITDA	2,966	2,144	7,527	6,024
Acquisition related expenses	-	-	1,019	-
Share-based compensation and related taxes (1)	1,048	799	2,769	2,422
Adjusted EBITDA	$4,014	$2,943	$11,315	$8,446

________________

(1) For the three months ended September 30, 2026 and 2025, employer payroll tax expense related to share-based compensation was $10 and $33, respectively. For the nine months ended September 30, 2026 and 2025, employer payroll tax expense related to share-based compensation was $95 and $168, respectively.

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

Operating Results of our Cloud Telecommunications Services Segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Cloud Telecommunications Services	2026	2025	2026	2025
Service revenue	$15,052	$8,607	$40,481	$25,163
Product revenue	2,435	1,369	7,312	3,579
Total revenue	$17,487	$9,976	$47,793	$28,742
Operating expenses:
Cost of service revenue	$4,910	$3,664	$13,663	$10,707
Cost of product revenue	1,441	888	4,475	2,174
Selling and marketing	6,932	3,215	17,854	9,148
General and administrative	3,530	1,928	10,319	5,824
Research and development	369	122	978	369
Total operating expenses	17,182	9,817	47,289	28,222
Operating income/(loss)	305	159	504	520
Other income/(expense), net	49	194	218	398
Income/(loss) before income tax	$354	$353	$722	$918

Three months ended September 30, 2026 compared to three months ended September 30, 2025

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, managed IT service, and administrative fees. The following table reflects our service revenue for the three months ended September 30, 2026, compared to the three months ended September 30, 2025:

	Three Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Service revenue	$15,052	$8,607	$6,445	75%

The increase in service revenue is primarily related to additional service revenue of $5,914 contributed by our March 1, 2026 acquisition of ESI, an increase in telecommunications services fees of $271, an increase in fees, commissions, and other, recognized over time of $205, an increase in one-time fees, commissions and other of $34, and an increase in sales-type lease interest of $21.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices, third-party equipment, and device as a service. The following table reflects our product revenue for the three months ended September 30, 2026, compared to the three months ended September 30, 2025:

	Three Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Product revenue	$2,435	$1,369	$1,066	78%

Product revenue fluctuates from one period to the next based on sales bookings, the allocation of discounts or sales promotions across the performance obligations, and the timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. The increase in product revenue is primarily related to additional product revenue of $887 contributed by our March 1, 2026 acquisition of ESI, an increase in product revenue related to our cloud telecommunications services of $178, and an increase in managed IT services and infrastructure as a service product revenue of $1.

Remaining Performance Obligations

Remaining Performance Obligations (RPOs) represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2026 and 2025. RPO’s increased 89%, or $52,472 to $111,465 as of September 30, 2026 as compared to $58,993 as of September 30, 2025. Our March 1, 2026 acquisition of ESI contributed $49,958 of the increase in RPO’s as of September 30, 2026. Below is a table which displays the Cloud Telecommunications segment revenue remaining performance obligations as of July 1, 2026 and 2025, and September 30, 2026 and 2025, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications RPO's as of July 1, 2026	$110,980
Cloud Telecommunications RPO's as of September 30, 2026	$111,465

Cloud Telecommunications RPO's as of July 1, 2025	$56,392
Cloud Telecommunications RPO's as of September 30, 2025	$58,993

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, contract labor costs, customer support salaries, benefits, bonuses, and share-based compensation. The following table reflects our cost of service revenue for the three months ended September 30, 2026, compared to the three months ended September 30, 2025:

	Three Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Cost of service revenue	$4,910	$3,664	$1,246	34%

The increase in cost of service revenue was primarily related to additional cost of service revenue of $1,525 contributed by our March 1, 2026 acquisition of ESI, offset by a decrease in outsourced labor of $150, a decrease in third-party telecommunication charges of $123, and a decrease in other costs of service revenue of $6.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the three months ended September 30, 2026, compared to the three months ended September 30, 2025:

	Three Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Cost of product revenue	$1,441	$888	$553	62%

The increase in cost of product revenue is directly related to an increase in product revenue for the quarter and additional cost of product revenue of $488 contributed by our March 1, 2026 acquisition of ESI.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries, benefits, bonuses, and share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, amortization of customer relationship intangible assets, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the three months ended September 30, 2026, compared to the three months ended September 30, 2025:

	Three Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Selling and marketing	$6,932	$3,215	$3,717	116%

The increase in selling and marketing expense is primarily related to additional selling and marketing expense of $3,436 contributed by our March 1, 2026 acquisition of ESI, an increase in commission expense of $272 directly related to the increase in revenue, and an increase of other selling and marketing expenses of $9.

General and Administrative

General and administrative expenses consist of salaries, benefits, bonuses and share-based compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, rent expense, consulting fees, depreciation, amortization of intangible assets, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended September 30, 2026, compared to the three months ended September 30, 2025:

	Three Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
General and administrative	$3,530	$1,928	$1,602	83%

The increase in general and administrative expenses is primarily related to additional general and administrative expense of $1,340 contributed by our March 1, 2026 acquisition of ESI, an increase in executive and administrative salaries, benefits, bonuses, and share-based compensation of $143, an increase in accounting software costs of $47 associated with service contract fees for our new accounting system, an increase in telecommunication annual taxes and fees of $27, and an increase in other general and administrative expenses of $45.

Research and Development

Research and development expenses primarily consist of salaries, benefits, bonuses, and share-based compensation and outsourced engineering services related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the three months ended September 30, 2026, compared to the three months ended September 30, 2025:

	Three Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Research and development	$369	$122	$247	202%

The increase in research and development expenses is primarily related to additional research and development expense of $297 contributed by our March 1, 2026 acquisition of ESI and a decrease in salaries, benefits, bonuses, and share-based compensation of $50.

Other Income/(Expense)

Other income/(expense) primarily relates to interest income, interest expense, net foreign exchange gains or losses, gain on the sale of property and equipment, and credit card cash back rewards. The following table reflects our other income/(expense) for the three months ended September 30, 2026, compared to the three months ended September 30, 2025:

	Three Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Other income/(expense)	$49	$194	$(145)	(75)%

The change in other income/(expense) is primarily related to a decrease in interest income of $86 and an increase in interest expense of $78, offset by an increase in additional other income/(expense) of $19.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

Service Revenue

Cloud telecommunications service revenue consists primarily of fees collected for cloud telecommunications services, professional services, interest from sales-type leases, reselling broadband Internet services, managed IT service, and administrative fees. The following table reflects our service revenue for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025:

	Nine Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Service revenue	$40,481	$25,163	$15,318	61%

The increase in service revenue is primarily related to additional service revenue of $13,626 contributed by our March 1, 2026 acquisition of ESI, an increase in telecommunications services fees of $1,253, an increase in fees, commissions, and other, recognized over time of $549, and an increase in sales-type lease interest of $76, offset by a decrease in one-time fees, commissions and other of $186.

Product Revenue

Product revenue consists primarily of fees collected from the sale of desktop phone devices, third-party equipment, and device as a service.  The following table reflects our product revenue for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025:

	Nine Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Product revenue	$7,312	$3,579	$3,733	104%

Product revenue fluctuates from one period to the next based on sales bookings, the allocation of discounts or sales promotions across the performance obligations, and the timing of installations. Our typical customer installation is complete within 30-60 days. However, larger enterprise customers can take multiple months, depending on size and the number of locations. The increase in product revenue related to an increase in product revenue of $2,237 contributed by our March 1, 2026 acquisition of ESI, an increase in managed IT services and infrastructure as a service product revenue of $1,228, and an increase in product revenue related to our cloud telecommunications services of $268.

Remaining Performance Obligations

Remaining Performance Obligations (RPO’s) represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2026 and 2025. RPO’s increased 89%, or $52,472 to $111,465 as of September 30, 2026 as compared to $58,993 as of September 30, 2025. Our March 1, 2026 acquisition of ESI contributed $49,958 of the increase in RPO’s as of September 30, 2026. Below is a table which displays the Cloud Telecommunications segment revenue remaining performance obligations as of January 1, 2026 and 2025, and September 30, 2026 and 2025, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Cloud Telecommunications RPO's as of January 1, 2026	$60,694
Cloud Telecommunications RPO's as of September 30, 2026	$111,465

Cloud Telecommunications RPO's as of January 1, 2025	$55,369
Cloud Telecommunications RPO's as of September 30, 2025	$58,993

Cost of Service Revenue

Cost of service revenue consists primarily of fees we pay to third-party telecommunications carriers, broadband Internet providers, software providers, costs related to installations, contract labor costs, customer support salaries, benefits, bonuses, and share-based compensation. The following table reflects our cost of service revenue for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025:

	Nine Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Cost of service revenue	$13,663	$10,707	$2,956	28%

The increase in cost of service revenue was primarily related to additional cost of service revenue of $3,484 contributed by our March 1, 2026 acquisition of ESI and an increase in other cost of service revenue of $13, offset by a decrease in third-party telecommunications charges of $268, a decrease in outsourced labor of $160, and a decrease in salaries, benefits, bonuses, share-based compensation of $113.

Cost of Product Revenue

Cost of product revenue consists of the costs associated with desktop phone devices and third-party equipment. The following table reflects our cost of product revenue for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025:

	Nine Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Cost of product revenue	$4,475	$2,174	$2,301	106%

The increase in cost of product revenue was primarily related to additional cost of product revenue of $1,092 contributed by our March 1, 2026 acquisition of ESI and an increase in product revenue for the nine months ended September 30, 2026.

Selling and Marketing

Selling and marketing expenses consist primarily of direct and channel sales representative salaries, benefits, bonuses, and share-based compensation, partner channel commissions, amortization of costs to acquire contracts, travel expenses, lead generation services, trade shows, internal and third-party marketing costs, amortization of customer relationship intangible assets, the production of marketing materials, and sales support software. The following table reflects our selling and marketing expenses for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025:

	Nine Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Selling and marketing	$17,854	$9,148	$8,706	95%

The increase in selling and marketing expense is primarily related to additional selling and marketing expense of $7,855 contributed by our March 1, 2026 acquisition of ESI, an increase in commission expense of $696 directly related to the increase in revenue, an increase in bad debt of $133 as the prior period was impacted by an adjustment to the reserve which significantly reduced bad debt in the prior period, and an increase in other selling and marketing of $22.

General and Administrative

General and administrative expenses consist of salaries, benefits, bonuses and share-based compensation for executives, administrative personnel, legal, rent, equipment, accounting and other professional services, investor relations, depreciation, amortization of intangible assets, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025:

	Nine Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
General and administrative	$10,319	$5,824	$4,495	77%

The increase in general and administrative expenses is primarily related to an increase in additional general and administrative expense of $3,049 contributed by our March 1, 2026 acquisition of ESI, an increase in executive and administrative salaries, benefits, bonuses, and share-based compensation of $1,024, an increase in legal expenses of $522 related to the acquisition of ESI, offset by a decrease in the amortization of capitalized software development costs of $71 and a decrease in other general and administrative expenses of $29.

Research and Development

Research and development expenses primarily consist of salaries, benefits, bonuses, and share-based compensation, and outsourced engineering services related to the development of new cloud telecommunications features and products. The following table reflects our research and development expenses for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025:

	Nine Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Research and development	$978	$369	$609	165%

The increase in research and development expenses is primarily related to additional research and development expense of $670 contributed by our March 1, 2026 acquisition of ESI offset by a decrease in salaries, benefits, bonuses, share-based compensation of $61.

Other Income/(Expense)

Other income/(expense) primarily relates to interest income, interest expense, net foreign exchange gains or losses, gain on the sale of property and equipment, and credit card cash back rewards. The following table reflects our other income/(expense) for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025:

	Nine Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Other income/(expense), net	$218	$398	$(180)	(45)%

The change in other income/(expense) is primarily from an increase in interest expense of $125 and a decrease in interest income of $89, offset by an increase in additional other income/(expense) of $34.

Operating Results of Software Solutions segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Software Solutions	2026	2025	2026	2025
Software solutions revenue	$7,695	$7,521	$22,745	$21,364
Operating expenses:
Cost of software solutions revenue	2,226	1,924	6,889	5,227
Selling and marketing	1,440	1,307	4,140	4,034
General and administrative	1,794	1,852	5,397	5,060
Research and development	1,458	1,292	4,246	4,005
Total operating expenses	6,918	6,375	20,672	18,326
Operating income/(loss)	777	1,146	2,073	3,038
Other income/(expense), net	13	(6)	32	32
Income/(loss) before income tax	$790	$1,140	$2,105	$3,070

Three months ended September 30, 2026 compared to three months ended September 30, 2025

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, professional services, and annual user group meeting fees. Software licenses are billed by the number of concurrent sessions a customer has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fixes, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training and implementation as well as custom mobile branding. The following table reflects our service revenue for the three months ended September 30, 2026, compared to the three months ended September 30, 2025:

	Three Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Software solutions revenue	$7,695	$7,521	$174	2%

The increase in software solutions revenue is primarily related to an increase in recurring software license and maintenance and support subscriptions of $848, offset by a decrease in perpetual software license revenue of $665 and a decrease in professional services and other revenue of $9.

Remaining Performance Obligations

Remaining Performance Obligations (RPOs) represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2026 and 2025. RPO’s decreased 3%, or $790 to $28,098 as of September 30, 2026 as compared to $28,888 as of September 30, 2025. Below is a table which displays the software solutions segment revenue remaining performance obligations as of July 1, 2026 and 2025, and September 30, 2026 and 2025, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Software solutions RPO's as of July 1, 2026	$27,991
Software solutions RPO's as of September 30, 2026	$28,098

Software solutions RPO's as of July 1, 2025	$27,077
Software solutions RPO's as of September 30, 2025	$28,888

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries, benefits, bonuses, and share-based compensation, amortization expense for developed technologies intangible assets, cost of data center hosting, third-party software, annual user group meeting costs, and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the three months ended September 30, 2026, compared to the three months ended September 30, 2025:

	Three Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Cost of software solutions revenue	$2,226	$1,924	$302	16%

The increase in cost of software solutions revenue is primarily related to an increase in salaries, benefits, bonuses, share-based compensation, and headcount of $197, an increase in third-party hosting service costs of $94, and an increase in other cost of software solutions revenue of $11.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries, benefits, bonuses, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, annual user group meeting costs, and sales support software. The following table reflects our selling and marketing expenses for the three months ended September 30, 2026, compared to the three months ended September 30, 2025:

	Three Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Selling and marketing	$1,440	$1,307	$133	10%

The increase in selling and marketing expense is primarily related to an increase in salaries, benefits, bonuses, share-based compensation of $129 and an increase in other selling and marketing expense of $4.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, amortization of intangible assets, legal, rent, equipment, accounting and other professional services, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the three months ended September 30, 2026, compared to the three months ended September 30, 2025:

	Three Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
General and administrative	$1,794	$1,852	$(58)	(3)%

The decrease in general and administrative expenses is primarily related to a decrease in legal expenses of $201 and a decrease in other general and administrative expenses of $19, offset by an increase in salaries, benefits, bonuses, share-based compensation of $103 and an increase in bank and merchant fees of $59.

Research and Development

Research and development expenses primarily consists of salaries, benefits, bonuses, share-based compensation, and outsourcing engineering services related to the development of our software solutions. The following table reflects our research and development expenses for the three months ended September 30, 2026, compared to the three months ended September 30, 2025:

	Three Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Research and development	$1,458	$1,292	$166	13%

The increase in research and development expenses is primarily related to an increase in salaries, benefits, bonuses, share-based compensation, and headcount of $207, offset by a decrease in outsourced engineering services expenses of $38 and a decrease in other research and development expenses of $3.

Other Income/(Expense)

Other income/(expense) primarily relates to net foreign exchange gains or losses and other income and expenses. The following table reflects our other expense for the three months ended September 30, 2026, compared to the three months ended September 30, 2025:

	Three Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Other income/(expense), net	$13	$(6)	$19	317%

The change in other income/(expense) is primarily related to an increase in interest income of $11, an increase in foreign exchange gains of $5, and an increase in other income of $3.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

Software Solutions Revenue

Software solutions revenue consists primarily of software license fees, subscription maintenance and support, professional services, and annual user group meeting fees. Software licenses are billed by the number of concurrent sessions a customer has purchased or subscribes to. Subscription maintenance and support is ongoing and provides for software updates and improvements, support for add-on modules, bug fixes, and other general maintenance items. Professional services and other revenues consist of professional services such as the installation of software and integration of other modules, training and implementation as well as custom mobile branding. The following table reflects our service revenue for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025:

	Nine Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Software solutions revenue	$22,745	$21,364	$1,381	6%

The increase in software solutions revenue is primarily related to an increase in recurring software license and maintenance and support subscriptions of $2,947, offset by a decrease in perpetual software license revenue of $1,485 and a decrease in professional services and other revenue of $81.

Remaining Performance Obligations

Remaining Performance Obligations (RPOs) represents the total contract value of all contracts signed, less revenue recognized from those contracts as of September 30, 2026 and 2025. RPO’s decreased 3%, or $790 to $28,098 as of September 30, 2026 as compared to $28,888 as of September 30, 2025. Below is a table which displays the software solutions segment revenue remaining performance obligations as of January 1, 2026 and 2025, and September 30, 2026 and 2025, which we expect to recognize as revenue within the next thirty-six to sixty months (in thousands):

Software solutions RPO's as of January 1, 2026	$28,372
Software solutions RPO's as of September 30, 2026	$28,098

Software solutions RPO's as of January 1, 2025	$30,262
Software solutions RPO's as of September 30, 2025	$28,888

Cost of Software Solutions Revenue

Cost of software solutions revenue consists primarily of salaries, benefits, bonuses, and share-based compensation, amortization expense for developed technologies intangible assets, cost of data center hosting, third-party software, annual user group meeting costs, and outsourced services required to install and support software solutions. The following table reflects our cost of service revenue for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025:

	Nine Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Cost of software solutions revenue	$6,889	$5,227	$1,662	32%

The increase in cost of software solutions revenue is primarily related to an increase in third party hosting service costs of $947, an increase in salaries, benefits, bonuses, share-based compensation, and headcount of $603, and an increase in outside services of $206, offset by a decrease in intangible asset expense of $89 and a decrease in other cost of software solutions revenue of $5.

Selling and Marketing

Selling and marketing expenses consist primarily of sales and marketing salaries, benefits, bonuses, commissions, share-based compensation, travel expenses, lead generation services, trade shows, third-party marketing services, the production of marketing materials, annual user group meeting costs, and sales support software. The following table reflects our selling and marketing expenses for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025:

	Nine Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Selling and marketing	$4,140	$4,034	$106	3%

The increase in selling and marketing expense is primarily related to an increase in salaries, benefits, bonuses, and share-based compensation, and headcount of $201 and an increase in other selling and marking expenses of $28, offset by a decrease in marketing materials and trade shows of $123.

General and Administrative

General and administrative expenses consist of salaries and benefits for executives, administrative personnel, amortization of intangible assets, legal, rent, equipment, accounting and other professional services, and other administrative corporate expenses. The following table reflects our general and administrative expenses for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025:

	Nine Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
General and administrative	$5,397	$5,060	$337	7%

The increase in general and administrative expenses is primarily related to an increase in salaries, benefits, bonuses, share-based compensation, of $381 and an increase in bank and merchant fees of $165, offset by a decrease in legal expenses of $203 and a decrease in other general and administrative costs of $6.

Research and Development

Research and development expenses primarily consists of salaries, benefits, bonuses, share-based compensation, and outsourcing engineering services related to the development of our software solutions. The following table reflects our research and development expenses for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025:

	Nine Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Research and development	$4,246	$4,005	$241	6%

The increase in research and development expenses is primarily related an increase in salaries, benefits, bonuses, and share-based compensation of $279, offset by a decrease in outsourced labor costs of $36 and decrease in other research and development expenses of $2.

Other Income/(Expense)

Other income/(expense) primarily relates to net foreign exchange gains or losses and other income and expenses. The following table reflects our other expense for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025:

	Three Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Other income/(expense), net	$32	$32	$-	0%

The change in other income/(expense) is primarily related to an increase in interest income of $31, and an increase of other income of $9, offset by a decrease in foreign exchange gain/(losses) of $40.

Liquidity and Capital Resources

Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations. We finance our operations primarily through services, software solutions, and product sales to our customers. As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of $22,841 and $31,378, respectively. Changes in cash and cash equivalents are dependent upon changes in, among other things, working capital items such as contract liabilities, contract costs, accounts payable, accounts receivable, prepaid expenses, and various accrued expenses, as well as purchases of property and equipment, asset acquisitions, business combinations, and changes in our capital and financial structure due to debt repayments and issuances, stock option exercises, sales of equity investments and similar events. We believe that our operations along with existing liquidity sources will satisfy our cash requirements for at least the next 12 months.

Operating Activities

Cash provided by or used in operating activities is driven by our net income/(loss), adjustments to reconcile to net cash provided by or used in operating activities, the timing of customer collections, as well as the amount and timing of disbursements to our vendors, the amount of cash we invest in personnel, marketing, and infrastructure costs to support the anticipated growth of our business. The following table reflects our net cash provided by/(used in) operating activities for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025:

	Nine Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Net cash provided by/(used in) operating activities	$9,675	$6,950	$2,725	39%

The net cash provided by operating activities for the nine months ended September 30, 2026 was primarily driven by our net income of $2,747, non-cash expenses for depreciation and amortization of $4,950, share-based compensation of $2,674, an increase in accounts payable and accrued expenses of $893, and an increase in contract liabilities of $465, offset by an increase in trade receivables of $754, an increase in contract costs of $671, and an increase in prepaid expenses of $668.

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

Investing Activities

Cash provided by or used in investing activities is driven by the purchase of property and equipment, business combinations, and asset acquisitions. The following table reflects our net cash provided by/(used in) investing activities for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025:

	Nine Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Net cash provided by/(used in) investing activities	$(26,209)	$(18)	$(26,191)	100%

The net cash used in investing activities for the nine months ended September 30, 2026 relates to the acquisition of ESI completed on March 1, 2026.

Financing Activities

Cash provided by or used in financing activities is driven by the proceeds from the exercise of options, taxes paid on the net settlement of stock options and RSUs, payments of contingent consideration, proceeds from finance leases and notes payable, repayments made on finance leases and notes payable, proceeds and repayments on line of credit, and proceeds from the issuance of common stock in connection with an offering. The following table reflects our net cash provided by/(used in) financing activities for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025:

	Nine Months Ended September 30,
	2026	2025	Dollar Change	Percent Change
Net cash provided by/(used in) financing activities	$8,011	$3,421	$4,590	134%

Net cash provided by financing activities for the nine months ended September 30, 2026 primarily relates to cash received from the proceeds from the issuance of note payables of $5,000, which is offset by debt issuance costs of $147, and cash received from the exercise of stock options of $4,042, offset by repayments made on notes payable of $239, the payments of employee tax withholdings from the net settlement of stock options and RSUs of $643, and repayments made on finance leases of $2.

Net cash provided by financing activities for the nine months ended September 30, 2025 primarily driven by cash received from the exercise of stock options of $4,137, offset by repayments made on notes payable of $356, the payments of employee tax withholdings from the net settlement of stock options and RSUs of $340, and repayments made on finance leases of $20.

Contractual Obligations and Commitments

Except as set forth in Notes 10, 14, and 16 in the accompanying notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, there were no significant changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Off Balance Sheet Arrangements

As of September 30, 2026, we are not involved in any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Related Party Transactions

On November 1, 2022, the Company completed the acquisition of Allegiant Networks, LLC, a Kansas limited liability company (the “Allegiant Networks”) to acquire from Seller one hundred percent (100%) of the issued and outstanding shares of Allegiant Networks in exchange for (i) a cash payment at closing in the amount of $2.0 million, (ii) a three-year promissory note by the Company in favor of Seller in the amount of $1.1 million, and (iii) 2,461,538 shares of the Company’s common stock, par value $0.001 per share. In connection with this transaction, the seller Bryan Dancer, became a greater than five percent shareholder of the Company. Therefore, the three-year promissory note in the amount of $1.1 million, is considered a related party transaction. The loan agreement has a term of three (3) years with quarterly payments of Ninety-Eight Thousand Three Hundred Eighty-one Dollars ($98,381), including interest at 4.00%, beginning on April 1, 2025. As of September 30, 2026 and December 31, 2025, the outstanding balance of the related party note payable was $0 and $98, respectively. During the three months ended September 30, 2026 and 2025, the Company paid principal of $0 and $96, respectively, and interest of $0 and $6, respectively. During the nine months ended September 30, 2026 and 2025, the Company paid principal of $98 and $284, respectively, and interest of $0 and $10, respectively.

On February 1, 2024, the Company entered into a consulting agreement with Steven G. Mihaylo, Chairman Emeritus of the board of directors and a greater than five percent shareholder. In exchange for his consulting services, Mr. Mihaylo is to receive monthly consideration of $14 or $168 annually. During the three months ended September 30, 2026 and 2025, the Company paid $42 and $42, respectively, and $126 and $126 for the nine months ended September 30, 2026 and 2025, respectively.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in lawsuits, claims, investigations and proceedings that arise in the ordinary course of business. There are no matters pending or threatened that we expect to have a material adverse impact on our business, results of operations, financial condition or cash flows.

On March 5, 2026, ReadyComm LLC (“ReadyComm”) filed a complaint against Crexendo, Inc. in the United States District Court for the District of Delaware, captioned ReadyComm LLC v. Crexendo, Inc., Case No. 1:26-cv-00234-MN. The complaint alleges that certain of the Company’s products and services directly and indirectly infringe one or more claims of U.S. Patent No. 9,179,011, titled “Telephone Communication System and Method of Using.” ReadyComm seeks monetary damages, interest, costs and expenses, attorneys’ fees under certain circumstances, and other relief the court may deem appropriate.

The Company denies ReadyComm’s allegations and does not believe that it has infringed any valid and enforceable claim of the patent. The Company has asserted counterclaims seeking declarations that it does not infringe the patent and that the patent is invalid, as well as dismissal of the complaint with prejudice and recovery of its costs and attorneys’ fees. ReadyComm has denied the substantive allegations of the Company’s counterclaims. The litigation and discovery therein remain at an early stage.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 5. Other Information

Adoption of New 10b5-1 Plan

No directors or officers, as defined in Rule 16a-1(f), have adopted a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the three months ended September 30, 2026.

Termination of 10b5-1 Plan

No directors or officers, as defined in Rule 16a-1(f), have terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408, during the three months ended September 30, 2026.

 Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated By Reference			Filed Herewith
		Form	Date	Number

2.1	Membership Interest Purchase Agreement, dated March 1, 2026, by and among Crexendo, Inc., Estech Holdings, Inc. and certain other individuals set forth therein	8-K	3/1/2026	2.1
2.2	Credit Agreement, dated May 1, 2026, by and among Crexendo, Inc and Wells Fargo Bank, National Association.	8-K	5/5/2025	2.2
31.1	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
31.2	Certification Pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934 as amended				X
32.1	Certification Pursuant to 18 U.S.C. Section 1350				X
32.2	Certification Pursuant to 18 U.S.C. Section 1350				X
10.1	2026 Employee Bonus Plan	10-Q	5/5/2026	10.1
10.2	Performance-Based Stock Price Appreciation Incentive Plan	10-Q	8/4/2026	10.2
101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

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

Crexendo, Inc.

November 3, 2026	By:	/s/ Jeffrey G. Korn
Jeffrey G. Korn Chief Executive Officer

November 3, 2026	By:	/s/ Ronald Vincent
Ronald Vincent Chief Financial Officer

